Form 10QSB
period 1996-12-31
PENNWOOD BANCORP INC
filed 1997-02-14
CIK 1010837

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                          ------------------------

                                 FORM 10-QSB

       [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                      OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    ------------

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                              Pennsylvania                                               25-1783648
 -------------------------------------------------------------------          ----------------------------
    (State or Other Jurisdiction of Incorporation or Organization)                    (I.R.S. Employer
                                                                                    Identification No.)

                           683 Lincoln Avenue
                        Pittsburgh, Pennsylvania                                           15202
 -------------------------------------------------------------------          ----------------------------
               (Address of Principal Executive Offices)                                  (Zip Code)

                                (412) 761-1234
               -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes        No  X
                   ---       ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 610,128

         As of December 31, 1996, Pennwood Savings Bank (the "Savings Bank"), the Registrant's wholly-owned subsidiary, had not yet completed its reorganization into a holding company format. Accordingly, no shares of the Registrant's common stock were issued and outstanding as of such date. On January 27, 1997, the Savings Bank completed its reorganization into the holding company format and as of such date and the date hereof, there were 610,128 shares of the Registrant's common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

                             PENNWOOD BANCORP, INC.

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.          FINANCIAL INFORMATION
-------          ---------------------


ITEM 1.          FINANCIAL STATEMENTS.

                 Consolidated Balance Sheets (As of December 31, 1996 (unaudited)
                 and June 30, 1996)                                                                    3

                 Consolidated Statements of Income (For the three and six months
                 ended December 31, 1996 and 1995 (unaudited))                                         4

                 Consolidated Statements of Cash Flows (For the six months
                 ended December 31, 1996 and 1995 (unaudited))                                         5

                 Notes to Consolidated Financial Statements                                            7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.                                                               10



PART II.         OTHER INFORMATION
--------         -----------------


ITEM 1.          LEGAL PROCEEDINGS.                                                                   13
ITEM 2.          CHANGES IN SECURITIES.                                                               13
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.                                                     13
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                                 13
ITEM 5.          OTHER INFORMATION.                                                                   13
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.                                                    13


SIGNATURES

                             Pennwood Bancorp, Inc.
                          Consolidated Balance Sheets


                                  (Unaudited)
                             (Dollars in Thousands)


                                                                       Dec. 31       June 30,
                             Assets                                       1996           1996
                            --------                                      ----           ----
Cash and amounts due from depository institutions                          582            513
Money market investments at cost which approximates
   market value                                                          4,377          9,293
Federal funds sold                                                         300            300
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $17,158 and $10,380)           17,164         10,266
   Held-to-maturity (Market value of $973 and $3,001)                      961          2,984
Loans receivable, net                                                   21,210         21,168
Real estate owned, net                                                     129            166
Federal Home Loan Bank stock                                               181            181
Premises and equipment, net                                              1,119          1,153
Accrued interest receivable                                                473            341
Prepaid expenses and other assets                                          211            535
                                                                           ---            ---

                          Total assets                                  46,707         46,900
                                                                        ======         ======


              Liabilities and Shareholders' Equity
              ------------------------------------
Liabilities:
   Savings deposits                                                     35,012         37,333
   Advances from borrowers for taxes and insurance                         215            276
   Accrued interest payable on savings deposits                            461            395
   Borrowed funds                                                        1,480              0
   Deposit on stock subscription rights                                      0          4,569
   Accrued expenses and other liabilities                                  161            251
                                                                           ---            ---
                       Total liabilities                                37,329         42,824

Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;                6              0
         610,128 issued and outstanding at December 31, 1996.
   Additional paid-in capital                                            5,618              0
   Retained earnings, substantially restricted                           4,214          4,149
   Unearned ESOP shares                                                   (464)             0
   Unrealized (loss) on securities available-for-sale                        4            (73)
                                                                           ---            ---
                 Total shareholders' equity                              9,378          4,076

                 Total liabilities and shareholders' equity             46,707         46,900
                                                                        ======         ======

See accompanying notes to unaudited consolidated financial statements

                             Pennwood Bancorp, Inc.
                       Consolidated Statements of Income


                                  (Unaudited)
                 (Dollars in Thousands except Per Share Amount)

                                                                  Three Months Ended           Six Months Ended
                                                                       December 31,              December 31,
                                                                   1996          1995        1996          1995
                                                                   ----          ----        ----          ----
Interest income:
     Loans                                                          540           621       1,061         1,223
     Investment securities                                          297           183         530           321
     Mortgage backed securities                                      36             1          85             1
     Federal funds sold & other investments                           7            20          14            76
     Money market investments                                        50            46         147           113
                                                                     --            --         ---           ---
              Total interest income                                 930           871       1,837         1,734

Interest expense:
     Interest on savings deposits                                   386           432         790           874
     Interest on borrowed funds                                      26             0          30             0
                                                                     --             -          --             -
              Total interest expense                                412           432         820           874

              Net interest income                                   518           439       1,017           860

Provision for loan losses                                             0            25           8            28
                                                                      -            --           -            --
              Net interest income after provision
                for loan losses                                     518           414       1,009           832

Other income:
     Service charges                                                 10            14          19            29
     Other                                                           17            11          35            17
                                                                     --            --          --            --
              Total other income                                     27            25          54            46

Other expenses:
     Compensation and employee benefits                             150           125         291           246
     Premises and occupancy costs                                    52            51         105           103
     Federal insurance premiums                                       3            21          27            43
     SAIF assessment                                                  0             0         247             0
     Data processing expense                                         19            19          38            41
     Net loss on real estate owned                                   25            62          37            62
     Other operating expenses                                       118            63         196           122
                                                                    ---            --         ---           ---
              Total other expenses                                  367           341         941           617


              Income (loss) before income taxes                     178            98         122           261


Provision (benefit) for income taxes                                 51            35          12            91

              Net income (loss)                                     127            63         110           170
                                                                    ===            ==         ===           ===

Primary / fully diluted earnings per share                         $.23           N/A        $.20           N/A

Dividend declared per share                                        $.07           N/A        $.07           N/A

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in Thousands)

                                                                         6 MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   ------------------------
OPERATING ACTIVITIES:                                                   1996        1995
---------------------                                                   ----        ----
   Net Income (Loss)                                                     127         170
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                               28          30
       Provision for loan and real estate owned losses                    45          46
       Increase in accrued interest receivable                          (132)        (96)
       Decrease in prepaid expenses and other assets                     324          42
       Increase in accrued interest payable on deposits                   66         117
       Decrease in deposits on stock subscription rights              (4,659)          0
       Other, net                                                          0          (2)
                                                                           -           -
                        Total adjustments                             (4,328)        137

              Net cash (used) provided by operating activities        (4,201)        307

INVESTING ACTIVITIES:
---------------------

     Purchases of premises and equipment                                   0           0
     Purchases of investment and mortgage-backed securities
       available-for-sale                                             (7,744)     (6,899)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                    0        (200)
     Proceeds from maturities of investment and mortgage-backed
       securities held-to-maturity                                       750       1,200
     Proceeds from sale of investment and mortgage-backed
       securities available-for-sale                                       0           0
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                        1,950         250
     Net (increase) decrease in loans receivable                         (50)        855
     Other, net                                                           23           0
                                                                          --           -
              Net cash used by investing activities                   (5,071)     (4,794)

FINANCING ACTIVITIES:
---------------------

     Net decrease in passbook, club, money market and
       NOW accounts                                                   (1,738)     (1,296)
     Net (decrease) increase in certificates of deposit accounts        (584)        102
     Net decrease in advances from borrowers for
       taxes and insurance                                               (61)       (156)
     Increase in borrowed funds                                         1480           0
     Issuance of common stock, net                                     5,804           0
     Stock acquired for employee stock ownership plan                   (476)          0
                                                                         ---           -
              Net cash (used) provided by financing activities         4,425      (1,350)

Net decrease in cash and cash equivalents                             (4,847)     (5,837)
Cash and cash equivalents, beginning of period                        10,106      10,624
                                                                      ------      ------
Cash and cash equivalents, end of period                               5,259       4,787
                                                                       =====       =====


See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                  (Unaudited)
                             (Dollars in Thousands)


                                                                               6 MONTHS ENDED
                                                                                DECEMBER 31,
                                                                            -------------------
                                                                              1996        1995
                                                                            -------      ------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest on savings deposits                                            727         758
                                                                               ---         ---

       Income taxes                                                              0          70
                                                                                 =          ==

Supplemental schedule of noncash investing activities:
     Loan transferred to real estate owned                                       0         118
                                                                                 =         ===

Sale of real estate owned (cash proceeds received in subsequent period)          0         110
                                                                                 =         ===


See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank"). All significant intercompany transactions have been eliminated in consolidation.

Note 3 - Conversion to Stock Form of Ownership and Reorganization

On February 20, 1996, and as amended on April 6, 1996, the Board of Trustees of the Savings Bank adopted a plan of conversion whereby the Savings Bank would be converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank (the "Conversion"). The Conversion was completed on June 12, 1996, and the Savings Bank issued 610,128 shares of common stock, par value $.01 per share ("Savings Bank Common Stock"), resulting in $6,101,280 in gross proceeds to the Savings Bank. The costs of the Conversion of approximately $477,000 were deducted from the offering proceeds.

At the completion of the Conversion to stock form, the Savings Bank established a liquidation account in the amount of retained earnings set forth in the offering circular utilized in the conversion. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Savings Bank after Conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the shares of the Company's common stock, par value $.01 per share ("Company Common Stock") (see reorganization discussion below). Except for the repurchase of stock and payment of dividends by the Company, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

The Company may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Company's stockholders' equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

On January 27, 1997, the Company became a bank holding company in accordance with the terms of an Agreement and Plan of Reorganization, dated September 18, 1996 (the "Agreement"), by and among the Savings Bank, Pennwood Interim Savings Bank ("Interim") and the Company. Pursuant to the Agreement: (1) the Company was organized as a wholly owned subsidiary of the Savings Bank, (2) Interim was organized as a wholly owned subsidiary of the Company, (3) Interim merged with and into the Savings Bank, with the Savings Bank as the surviving institution, and (4) upon such merger, (i) the outstanding shares of the Savings Bank Common Stock became, by operation of law, on a one-for-one basis, common stock, par value $.01 per share, of the Company "Company Common Stock"), (ii) the common stock of Interim held by the Company was converted into common stock of the Savings Bank and (iii) the common stock of the Company held by the Savings Bank was cancelled. Accordingly, the Savings Bank became a wholly owned subsidiary of the Company and the stockholders of the Savings Bank became stockholders of the Company.

The Common Stock of the Company has been registered with the Securities and Exchange Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended, and has been substituted for the Common Stock of the Savings Bank on the Nasdaq SmallCap Market System under the symbol "PWBK."


Note 4 - Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares and common stock equivalents outstanding during the period. Such shares amounted to 561,318 at December 31, 1996. Shares outstanding for the three months and six months ended December 31, 1996, do not include 48,810 of shares of Company Common Stock purchased and held by the Company's employee stock ownership plan ("ESOP") and unallocated during the three months and six months ended December 31, 1996, in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans." There were no common stock equivalents outstanding during the three months and six months ended December 31, 1996.

For the three months and six months ended December 31, 1995, the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," are not applicable as the Savings Bank converted to the stock form of ownership in July, 1996.

On December 18, 1996, the Company declared a quarterly dividend of $.07 per share, payable on January 16, 1997, to shareholders of record of December 31, 1996.

Note 5 - Special Deposit Insurance Assessment

On September 30, 1996, congressional legislation was enacted which was designed to recapitalize the Savings Association Insurance Fund ("SAIF") and eliminate the substantial deposit premium disparity between Bank Insurance Fund and SAIF-insured institutions. This legislation imposed a one-time assessment on all SAIF-insured deposits as of March 31, 1995. This assessment totaled $247,000 and is reflected in the other expenses section of the consolidated statement of income for the six months ended December 31, 1996.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the Conversion, the Company formed the ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810, or 8%, of the shares of Savings Bank issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense for the three months and six months ended December 31, 1996, was approximately $14,000 and $27,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Pennwood Bancorp, Inc. (the "Company") is the holding company for the Pennwood Savings Bank (the "Savings Bank"). The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned and other miscellaneous expenses, and income taxes.

         On July 12, 1996, the Savings Bank completed its conversion from the mutual to the stock form (the "Conversion"). In the Conversion, the Savings Bank issued 610,128 shares of common stock, which resulted in net proceeds to the Savings Bank of approximately $5.7 million. On January 27, 1997, the Savings Bank completed its Reorganization into the holding form of ownership (the "Reorganization"), whereby each outstanding share of common stock of the Savings Bank was converted into common stock of the Company and the Company acquired all the capital stock of the Savings Bank.

FINANCIAL CONDITION

         At December 31, 1996, the Company's total assets amounted to $46.7 million compared to $46.9 million at June 30, 1996. Investment securities increased by $4.9 million or 36.6% and money market investments decreased by $4.9 million or 52.9%, primarily due to the deployment of the funds raised in the Conversion, which was completed in July 1996.

         Net loans receivable increased by $42,00 or 0.20% due to an increase in consumer loans of $85,000, which was offset by a decrease in mortgage loans of $28,000. Real estate owned declined during the period by 22.3% from $166,000 at June 30, 1996 to $129,000 on December 31, 1996. Non-performing loans decreased from $506,000 on June 30, 1996 to $488,000 on December 31, 1996, an improvement of 3.56%.

         Savings deposits decreased $2.3 million, or 6.2%, to $35.0 million at December 31, 1996, compared to $37.3 million at June 30, 1996. This was due primarily to $1.2 million of deposits which were withdrawn from the Savings Bank and invested in stock in the Conversion.

         Borrowings totaled $1.5 million at December 31, 1996 compared to none at June 30, 1996. A loan to provide the funds for the purchase of shares for the Company's Employee

Stock Ownership Plan ("ESOP") accounts for $480,000 of the borrowed funds. The ESOP loan is for a term of ten years and carries an interest rate of 8.25%.
The remaining borrowed money is in the form of a $1.0 million convertible advance from the FHLB of Pittsburgh. Terms of the loan is five years and the interest rate is 5.78%, with the conversion option being exercisable after two years. Funds from the advance were used to purchase a security. The security is an agency note with a yield to maturity of 7.54% and two year call protection.


RESULTS OF OPERATIONS

         GENERAL. The Company reported net income of $127,000 and $110,000 during the three and six months ended December 31, 1996, respectively, compared to $63,000 and $170,000, during the three and six months ended December 31, 1995. The increase in net income for the three month period was primarily due to an increase in net interest income to $518,000 from $439,000 and a decrease in interest expense on deposits to $386,000 from $432,000 a year earlier. The decline in earnings for the six month period over the prior year period was due to the special assessment of $247,000 to recapitalize the Saving Association Insurance Fund ("SAIF"), which occurred on September 30, 1996.

         INTEREST INCOME. Interest income increased $59,000 or 6.8% and $103,000 or 5.94% during the three and six months ended December 31, 1996, respectively, compared to the same periods in fiscal 1995. The increases were primarily due to an increase in interest income on investment securities and mortgage backed securities resulting from an increase in purchases and an increase in the average yield earned on the securities portfolio from 6.48% and 6.44% for the three and six months ended December 31, 1995, respectively, to 7.10% and 7.28% for the same periods ended December 31, 1996. The increase in interest income from securities was partially offset by a reduction interest income from loans, which declined to $540,000 and $1.1 million from $621,000 and $1.2 million during the prior year periods.

         INTEREST EXPENSE. Interest expense decreased $20,000 or 4.6% and $54,000 or 6.2% during the three and six months ended December 31, 1996, respectively, compared to the same periods in the prior fiscal year. Such decreases were primarily due to a decrease in the average cost of interest bearing liabilities, to 4.52% and 4.55% for the three and six months ended December 31, 1996, respectively, from 4.71% and 4.69% for the same periods ended December 31, 1995.

         PROVISION FOR LOAN LOSSES. Provision for loan losses declined to $0.00 and $8,000 for the three and six months ended December 31, 1996, respectively, compared to $25,000 and $28,000 in the prior year periods. Non-performing loans declined by $18,000 or 3.56% for the six months ending December 31, 1996, therefore, only a modest increase to loss provisions was made during the six month period.

         NONINTEREST INCOME. Noninterest income increased by $2,000 or 8.0% and $8,000 or 17.4% for the three and six months ended December 31, 1996, respectively, compared to the three and six months ended December 31, 1995. Such increases were primarily due to miscellaneous sources of other income.

         NONINTEREST EXPENSES. Noninterest expenses increased by $26,000 or 7.6% for the three months ended December 31, 1996. The increase was primarily attributable to expenses relating to two real estate owned properties. Noninterest expense for the six months ended December 31, 1996 increased by $324,000 or 52.5% due primarily to the one time assessment of $247,000 to recapitalize the SAIF insurance fund.

         PROVISION FOR INCOME TAXES. The Company incurred provisions for income taxes of $51,000 and $12,000 during the three and six months ending December 31, 1996, respectively, compared with $35,000 and $91,000 for the comparable periods in the prior fiscal year. A tax credit of $112,000 from the SAIF assessment lowered the tax provisions for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates, economic conditions and competition. The Company prices its savings deposits to maintain appropriate levels of savings deposits. In addition, the Company invests in short term investment securities and interest earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes borrowings in the form of advances from the Federal Home Loan Bank of Pittsburgh. At December 31, 1996, the Company had $1.0 million of outstanding advances from the FHLB of Pittsburgh.

         As of December 31, 1996, the Savings Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1996, the Savings Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 38.45%, 39.70% and 20.07%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              Not applicable.

Item 2.       Changes in Securities.

              Not applicable.

Item 3.       Defaults Upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security-Holders.

              Not applicable.

Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              a) Not applicable.

              b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PENNWOOD BANCORP, INC.



Date:  February 13, 1997      By:      /s/ Paul S. Pieffer
                                       -----------------------------------------
                                       Paul S. Pieffer, President and
                                         Chief Executive Officer


Date:  February 13, 1997      By:      /s/ James W. Kihm
                                       -----------------------------------------
                                       James W. Kihm, Vice President and
                                         Secretary (principal financial officer)