Form 10QSB
period 1997-03-31
PENNWOOD BANCORP INC
filed 1997-05-09
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                  FORM 10-QSB



 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                       OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             -------------    ------------

                         Commission file number 0-21939

                            Pennwood Bancorp, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                         Pennsylvania                                          25-1783648
----------------------------------------------------------------      --------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer
                                                                           Identification No.)

                      683 Lincoln Avenue
                   Pittsburgh, Pennsylvania                                        15202
---------------------------------------------------------------       --------------------------------
 (Address of Principal Executive Offices)                                        (Zip Code)

                                (412) 761-1234
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                   ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 610,128

       Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                             PENNWOOD BANCORP, INC.

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.       FINANCIAL INFORMATION
-------       ---------------------


ITEM 1.       FINANCIAL STATEMENTS.

              Consolidated Balance Sheets (As of March 31, 1997 (unaudited)
              and June 30, 1996)                                                                      3

              Consolidated Statements of Income (For the three and nine months
              ended March 31, 1997 and 1996 (unaudited))                                              4

              Consolidated Statements of Cash Flows (For the nine months
              ended March 31, 1997 and 1996 (unaudited))                                              5

              Notes to Consolidated Financial Statements                                              7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.                                                                 10



PART II.      OTHER INFORMATION
--------      -----------------


ITEM 1.       LEGAL PROCEEDINGS.                                                                     13
ITEM 2.       CHANGES IN SECURITIES.                                                                 13
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.                                                       13
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                                   13
ITEM 5.       OTHER INFORMATION.                                                                     14
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                                                      14


SIGNATURES

                             PENNWOOD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS



                             (Dollars in Thousands)


                                                                         MARCH 31,       JUNE 30,
                                 ASSETS                                       1997           1996
                                 ------                                       ----           ----
                                                                                 (Unaudited)
    Cash and amounts due from depository institutions                         $500           $513
    Money market investments at cost which approximates
       market value                                                          3,346          9,293
    Federal funds sold                                                         300            300
    Investment and mortgage-backed securities:
       Available-for-sale (Amortized cost of $19,083 and $10,380)           18,872         10,266
       Held-to-maturity (Market value of $718 and $3,001)                      712          2,984
    Loans receivable, net                                                   22,058         21,168
    Real estate owned, net                                                      71            166
    Federal Home Loan Bank stock                                               190            181
    Premises and equipment, net                                              1,105          1,153
    Accrued interest receivable                                                469            341
    Prepaid expenses and other assets                                          306            535
                                                                               ---            ---
                              Total assets                                 $47,929        $46,900
                                                                           =======        =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

    Liabilities:
       Savings deposits                                                    $36,413        $37,333
       Advances from borrowers for taxes and insurance                         173            276
       Accrued interest payable                                                358            395
       Borrowed funds                                                        1,472              0
       Deposit on stock subscription rights                                      0          4,569
       Accrued expenses and other liabilities                                  179            251
                                                                               ---            ---
                           Total liabilities                                38,595         42,824

    Shareholders' Equity:
       Common Stock, $.01 par value; 4,000,000 shares authorized;                6              0
             610,128 issued and outstanding at March 31, 1997.
       Additional paid-in capital                                            5,622              0
       Retained earnings, substantially restricted                           4,296          4,149
       Unearned ESOP shares                                                   (451)             0
       Unrealized (loss) on securities available-for-sale                     (139)           (73)
                                                                              ----            ---
                     Total shareholders' equity                              9,334          4,076

                     Total liabilities and shareholders' equity            $47,929        $46,900
                                                                           =======        =======

    See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                  (Unaudited)
                 (Dollars in Thousands except Per Share Amount)

                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           MARCH 31,                MARCH 31,
                                                                     1997          1996        1997          1996
                                                                     ----          ----        ----          ----
  Interest income:
       Loans                                                         $522          $570      $1,583        $1,793
       Investment securities                                          319           174         849           496
       Mortgage backed securities                                      36             1         121             2
       Federal funds sold & other investments                           4            15          18            90
       Money market investments                                        33            58         180           171
                                                                       --            --         ---           ---
                Total interest income                                 914           818       2,751         2,552

  Interest expense:
       Interest on savings deposits                                   393           423       1,183         1,297
       Interest on borrowed funds                                      24             0          54             0
                                                                       --             -          --             -
                Total interest expense                                417           423       1,237         1,297

                Net interest income                                   497           395       1,514         1,255

  Provision for loan losses                                            15            26          23            54
                Net interest income after provision                    --            --          --            --
                  for loan losses                                     482           369       1,491         1,201

  Other income:
       Service charges                                                  9            16          28            45
       Other                                                           18             9          53            26
                                                                       --             -          --            --
                Total other income                                     27            25          81            71

  Other expenses:
       Compensation and employee benefits                             148           124         439           370
       Premises and occupancy costs                                    57            53         162           155
       Federal insurance premiums                                       6            24          33            68
       SAIF assessment                                                  0             0         247             0
       Data processing expense                                         21            19          59            60
       Net loss on real estate owned                                    3             0          40            43
       Other operating expenses                                        99            51         295           192
                                                                       --            --         ---           ---
                Total other expenses                                  334           271       1,275           888


                Income before income taxes                            175           123         297           384

  Provision for income taxes                                           54            48          66           139

                Net income                                           $121           $75        $231          $245
                                                                     ====           ===        ====          ====

  Primary / fully diluted earnings per share                         $.22           N/A        $.41           N/A

  Dividend declared per share                                        $.07           N/A        $.14           N/A

  See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in Thousands)

                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          --------------------
    OPERATING ACTIVITIES:                                                   1997         1996
    ---------------------                                                   ----         ----
       Net Income                                                           $231         $245
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation expense                                               40           44
           Provision for loan and real estate owned losses                    63           54
           Increase in accrued interest receivable                          (128)         (30)
           (Increase) decrease in prepaid expenses and other assets          229          (85)
           (Decrease) increase in accrued interest payable                   (37)          23
           Decrease in deposits on stock subscription rights              (4,659)           0
           Other, net                                                        (62)          22
                                                                             ----          --
                            Total adjustments                             (4,554)          28

            Net cash (used) provided by operating activities              (4,323)         273

    INVESTING ACTIVITIES:
    ---------------------

         Purchases of premises and equipment                                   4            0
         Purchases of investment and mortgage-backed securities
           available-for-sale                                            (10,941)      (8,743)
         Purchases of investment and mortgage-backed securities
           held-to-maturity                                                    0         (200)
         Proceeds from maturities of investment and mortgage-backed
           securities held-to-maturity                                     1,500        2,100
         Proceeds from sale of investment and mortgage-backed
           securities available-for-sale                                       0            0
         Proceeds from maturities and principal repayments of
           investment and mortgage-backed securities available-
           for-sale                                                        2,900        2,550
         Proceeds of sale of real estate owned                                55          111
         (Purchase) of FHLB Stock                                            (10)         (60)
         Net (increase) decrease in loans receivable                        (890)       1,029
         Other, net                                                           12            0
                                                                              --            -
                  Net cash used by investing activities                   (7,370)      (3,213)

    FINANCING ACTIVITIES:
    ---------------------

         Net decrease in passbook, club, money market and
           NOW accounts                                                     (371)        (672)
         Net (decrease) increase in certificates of deposit accounts        (550)         336
         Net decrease in advances from borrowers for
           taxes and insurance                                              (103)        (144)
         Increase in borrowed funds                                        1,472            0
         Issuance of common stock, net                                     5,804            0
         Dividends paid                                                      (43)           0
         Stock acquired for employee stock ownership plan                   (476)           0
                                                                            -----           -
            Net cash (used) provided by financing activities               5,733         (480)

    Net decrease in cash and cash equivalents                             (5,960)      (3,420)
    Cash and cash equivalents, beginning of period                        10,106       10,625
                                                                          ------       ------
    Cash and cash equivalents, end of period                               4,146        7,205
                                                                           =====        =====

    See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                  (Unaudited)
                             (Dollars in Thousands)


                                                                            NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                            1997         1996
                                                                            ----         ----
    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest on savings deposits                                   $1,138       $1,274
                                                                          ======       ======

           Income taxes                                                      $50         $120
                                                                             ===         ====
    Supplemental schedule of noncash investing activities:
         Loan transferred to real estate owned                                $0         $141
                                                                              ==         ====


    See accompanying notes to unaudited consolidated financial statements





                                       6.

                             PENNWOOD BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. ("the Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank). All significant intercompany transactions have been eliminated in consolidation.

Note 3 - Conversion to Stock Form of Ownership

On February 20, 1996, as amended on April 6, 1996, the Board of Trustees adopted a plan of conversion whereby the Savings Bank would be converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank. The conversion was completed on July 12, 1996, and the Savings Bank issued 610,128 shares of common stock resulting in $6,101,280 in gross proceeds to the Savings Bank. Costs of the common stock offering of approximately $477,000 were deducted from the offering proceeds.

On January 27, 1997, the Savings Bank completed its Reorganization into the holding form of ownership (the "Reorganization"), whereby each outstanding share of common stock of the Savings Bank was converted into common stock of the Company and the Company acquired all the capital stock of the Savings Bank.

At the completion of the conversion to stock form, the Savings Bank established a liquidation account in the amount of retained earnings set forth in the offering circular utilized in the conversion. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Savings Bank, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

The Savings Bank may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Company's stockholders' equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

Note 4 - Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares and common stock equivalents outstanding during the period. Such shares amounted to

561,318 at March 31, 1997. Shares outstanding for the three months and nine months ended March 31, 1997, do not include 48,810 of ESOP shares that were purchased and unallocated during the three months and nine months ended March 31, 1997, in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans." There were no common stock equivalents outstanding during the three months and nine months ended March 31, 1997.

For the three months and nine months ended March 31, 1996, the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," are not applicable as the Company converted to the stock form of ownership in July, 1996.

On March 19, 1997, the Company declared a quarterly dividend of $.07 per share, payable on April 15, 1997, to shareholders of record of March 31, 1997.

Note 5 - Special Deposit Insurance Assessment

On September 30, 1996, congressional legislation was enacted which is designed to recapitalize the Savings Association Insurance Fund ("SAIF") and to eliminate the substantial deposit premium disparity between Bank Insurance Fund and SAIF-insured institutions. This legislation imposed a one-time assessment on all SAIF-insured deposits as of March 31, 1995. This assessment totaled $247,000 and is reflected in the other expenses section of the consolidated statement of income for the nine months ended March 31, 1997.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense for the three months and nine months ended March 31, 1997, was approximately $17,000 and $44,000.

Note 7 - Recent Accounting Pronouncements

On January 1, 1997, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," became effective. FAS No. 125 establishes the criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 supersedes several accounting standards including FAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of FAS No. 125 was immaterial to the Company's financial position and results of operations.

In February, 1997, the Financial Accountings Standards Board issued FAS No. 128, "Earnings per Share." This statement simplifies the computation of earnings per share (EPS) and makes the U.S. standard for computing EPS more compatible with the EPS standards of other countries. The Company currently presents EPS as computed under APB Opinion No. 15. Opinion No. 15 requires entities with complex capital structures to present both primary and fully diluted EPS. Primary EPS is based on common shares outstanding and securities that are common stock equivalents. Fully diluted EPS is based on common shares outstanding and all potential issuances of common stock that would reduce EPS. FAS No. 128 supersedes Opinion No. 15 and requires that basic EPS and diluted EPS be presented. Basic EPS will be based on only the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS will be essentially the same under both FAS No. 128 and Opinion No. 15, with some minor computational differences. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

In February, 1997, the Financial Accounting Standards Board issued FAS No. 129, "Disclosure of Information about Capital Structure." FAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as FAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of FAS No. 129. This statement is effective for financial statements for periods ending after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Pennwood Bancorp, Inc. (the "Company") is the holding company for the Pennwood Savings Bank (the "Savings Bank"). The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowed money. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned and other miscellaneous expenses, and income taxes.

     On July 12, 1996, the Savings Bank completed its conversion from the mutual to the stock form (the "Conversion"). In the Conversion, the Savings Bank issued 610,128 shares of common stock, which resulted in net proceeds to the Savings Bank of approximately $5.7 million. On January 27, 1997, the Savings Bank completed its Reorganization into the holding company form of ownership (the "Reorganization"), whereby each outstanding share of common stock of the Savings Bank was converted into common stock of the Company and the Company acquired all the capital stock of the Savings Bank.

FINANCIAL CONDITION

     At March 31, 1997, the Company's total assets amounted to $47.9 million compared to $46.9 million at June 30, 1996. Investment securities increased by $6.3 million or 47.5% and money market investments decreased by $5.9 million or 64.0%, primarily due to the deployment of the funds raised in the Conversion, which was completed in July, 1996.

     Net loans receivable increased by $890,000 or 4.2% due to an increase in mortgage loans of $626,000 and an increase in consumer loans of $264,000. Real estate owned declined during the period by 57.2% from $166,000 at June 30, 1996, to $71,000 on March 31, 1997. Non-performing loans decreased from $506,000 on June 30, 1996 to $472,000 on March 31, 1997, an improvement of
6.72%.

     Savings deposits decreased $920,000, or 2.5% to $36.4 million at March 31, 1997, compared to $37.3 million at June 30, 1996. This was due primarily to $1.2 million of deposits which were withdrawn from the Savings Bank and invested in stock in the Conversion.

     Borrowings totaled $1.5 million at March 31, 1997 compared to none at June 30, 1996. A loan to provide the funds for the purchase of shares for the Company's

Employee Stock Ownership Plan ("ESOP") accounts for $472,000 of the borrowed funds. The ESOP loan is for a term of ten years and carries an interest rate of 8.25%. The remaining borrowed money is in the form of a $1.0 million convertible advance from the FHLB of Pittsburgh. Term of the loan is five years and the interest rate is 5.78%, with the conversion option being exercisable after two years. Funds from the advance were used to purchase a security. The security is an agency note with a yield to maturity of 7.54% and two year call protection.


RESULTS OF OPERATIONS

     GENERAL. The Company reported net income of $121,000 and $231,000 during the three and nine months ended March 31, 1997, respectively, compared to $75,000 and $245,000, during the three and nine months ended March 31, 1996. The increase in net income for the three month period was primarily due to an increase in net interest income to $497,000 from $395,000 and a decrease in interest expense on deposits to $393,000 from $423,000 a year earlier. The decline in earnings for the nine month period over the prior year period was primarily due to the special assessment of $247,000 to recapitalize the Savings Association Insurance Fund ("SAIF"), which occurred on September 30, 1996. Without the special assessment, net income would have totaled $366,000, for the nine months ended March 31, 1997, an increase of $121,000 from the comparable 1996 period.

     INTEREST INCOME. Interest income increased $96,000 or 11.7% and $199,000 or 7.8% during the three and nine months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. The increases were primarily due to an increase in interest income on investment securities and mortgage backed securities resulting from an increase in purchases and an increase in the average yield earned on the securities portfolio from 6.90% and 6.58% for the three and nine months ended March 31, 1996, respectively, to 7.38% and 7.31% for the same periods ended March 31, 1997. The increase in interest income from securities was partially offset by a reduction in interest income from loans, which declined to $522,000 and $1.6 million from $570,000 and $1.8 million during the prior year periods.

     INTEREST EXPENSE. Interest expense decreased $6,000 or 1.4% and $60,000 or 4.6% during the three and nine months ended March 31, 1997, respectively, compared to the same periods in the prior fiscal year. Such decreases were primarily due to a decrease in the average cost of interest bearing liabilities, to 4.47% and 4.52% for the three and nine months ended March 31, 1997, respectively, from 4.55% and 4.65% for the same periods ended March 31, 1996.

     PROVISION FOR LOAN LOSSES. Provision for loan losses declined to $15,000 and $23,000 for the three and nine months ended March 31, 1997, respectively, compared to $26,000 and $54,000 in the prior year periods. Non-performing loans declined by $34,000 or 6.72% for the nine months ended March 31, 1997.

     NONINTEREST INCOME. Noninterest income increased by $2,000 or 8.0% and $10,000 or 14.1% for the three and nine months ended March 31, 1997, respectively, compared to the three and nine months ended March 31, 1996. Such increases were primarily due to increases in miscellaneous sources of other income.

     NONINTEREST EXPENSES. Noninterest expenses increased by $63,000 or 23.3% for the three months ended March 31, 1997. The increase was primarily attributable to legal expenses relating to the formation of the Company. Noninterest expense for the nine months ended March 31, 1997, increased by $387,000 or 43.0%, due primarily to the one time assessment of $247,000 to recapitalize the SAIF insurance fund.

     PROVISION FOR INCOME TAXES. The Company incurred provisions for income taxes of $54,000 and $66,000 during the three and nine months ending March 31, 1997, respectively, compared with $48,000 and $139,000 for the comparable periods in the prior fiscal year. A tax credit of $112,000 from the SAIF assessment lowered the tax provisions for the current fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short term investments and funds provided from operations. While scheduled loan repayments and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates, economic conditions and competition. The Company prices its savings deposits to maintain appropriate levels of savings deposits. In addition, the Company invests in short term investment securities and interest earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes borrowings in the form of advances from the Federal Home Loan Bank of Pittsburgh. At March 31, 1997, the Company had $1.0 million of outstanding advances from the FHLB of Pittsburgh.

     As of March 31, 1997, the Savings Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1997, the Savings Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounts to 38.14%, 39.39% and 19.76%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

       Not applicable.

Item 2.       Changes in Securities.

       Not applicable.

Item 3.       Defaults Upon Senior Securities.

       Not applicable.

Item 4.       Submission of Matters to a Vote of Security-Holders.

       (a) A special meeting of stockholders of the Company was held on March 26, 1997 (the "Special Meeting").

       (b)    Not applicable.

       (c) There were 610,128 shares of Common Stock of the Company eligible to be voted at the Special Meeting and 459,567 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Special Meeting and the vote for each proposal were as follows:

       1.     Proposal to approve the adoption of the 1997 Stock Option Plan:

               FOR                  AGAINST                    ABSTAIN
               ---                  -------                    -------

             390,167                66,300                      3,100


       2. Proposal to approve the adoption of the 1997 Recognition and Retention Plan:

               FOR                  AGAINST                    ABSTAIN
               ---                  -------                    -------

             390,267                66,100                      3,200


       The proposals were adopted by the stockholders of the Company.

       (d)    Not applicable.

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


                             PENNWOOD BANCORP, INC.



Date:  May 13, 1997          By:      /s/ Paul S. Pieffer
                                      -----------------------------------------
                                      Paul S. Pieffer, President and
                                        Chief Executive Officer


Date:  May 13, 1997          By:      /s/ James W. Kihm
                                      -----------------------------------------
                                      James W. Kihm, Vice President and
                                        Secretary (principal financial officer)