Form 10KSB40
period 1997-06-30
PENNWOOD BANCORP INC
filed 1997-09-29
CIK 1010837

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND ----- EXCHANGE ACT OF 1934

                        Commission File No.: 0-21939

                            PENNWOOD BANCORP, INC.
--------------------------------------------------------------------------------
               (Name of Small Business Issuer in Its Charter)


                Pennsylvania                                  25-1783648
---------------------------------------------        ---------------------------
      (State of Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                   Identification Number)


683 Lincoln Avenue, Pittsburgh, Pennsylvania                     15202
---------------------------------------------        ---------------------------
           (Address of Principal                               (Zip Code)
             Executive Offices)

         Issuer's Telephone Number, Including Area Code: (412) 761-1234

         Securities registered under Section 12(b) of the Exchange Act:
                                 NOT APPLICABLE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

Issuer's revenues for its most recent fiscal year: $3.8 million.

As of September 24, 1997, the aggregate value of the 434,970 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 134,652 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $7.5 million. This figure is based on the closing sales price of $17.25 per share of the Registrant's Common Stock on September 24, 1997. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 24, 1997: 569,622
Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Pennwood Bancorp, Inc. (the "Company)" is a Pennsylvania-incorporated bank holding company and the sole stockholder of Pennwood Savings Bank (the "Savings Bank"). The only significant assets of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At June 30, 1997, the Company had consolidated total assets of $49.9 million, total consolidated deposits of $35.8 million, and total consolidated stockholders' equity of $8.7 million.

         The Savings Bank is a Pennsylvania-chartered stock savings bank which was originally founded in 1910 as a Pennsylvania-chartered mutual savings association. The Savings Bank converted from a Pennsylvania-chartered mutual savings association to a Pennsylvania-chartered mutual savings bank in July 1993. In July 1996, the Savings Bank converted from a Pennsylvania-chartered mutual savings bank to a Pennsylvania-chartered stock savings bank. In January 1997, the Savings Bank organized to the holding company form of ownership and was acquired by the Company. The Savings Bank conducts business from its main office in Pittsburgh, Pennsylvania and two branch offices located in Kittanning, Pennsylvania. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

         The Savings Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences as well as consumer loans (consisting primarily of home equity and improvement loans). To a lesser extent, the Savings Bank originates loans secured by existing multi-family residential and commercial real estate, as well as construction loans. The Savings Bank also invests its funds in U.S. Government and agency obligations, as well as corporate and municipal debt securities, mortgage-backed securities and various short-term investments.

         The Savings Bank is a community-oriented financial institution which emphasizes customer services and convenience. As part of this strategy, the Savings Bank has sought to develop a wide variety of products and services which meet the needs of its retail customers. The Savings Bank generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income. In pursuit of these goals, the Savings Bank has adopted a number of complementary business strategies which emphasize retail lending and deposit products and services traditionally offered by savings institutions.

         The main office of the Savings Bank is located at 683 Lincoln Avenue, Pittsburgh, Pennsylvania 15202, and its telephone number is (412) 761-1234.


LENDING ACTIVITIES

         GENERAL. At June 30, 1997, the Company's total loan portfolio amounted to $26.9 million, or 53.9% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and consumer loans (consisting primarily of home equity and improvement loans). Consistent with its lending orientation, as of June 30, 1997, $14.9 million or 50.2% of the Company's total loan portfolio consisted of single-family residential loans and $9.0 million or 30.5% of the Company's total loan portfolio consisted of consumer and other loans. To a lesser extent, the Company also originates multi-family residential, commercial real estate and residential construction loans. At June 30, 1997, such loan categories amounted to $478,000, $1.5 million and $3.7 million, respectively, or 1.6%, 5.1% and 12.7% of the total loan portfolio, respectively. Substantially all of the Company's total loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veteran Affairs. Historically, the Company's lending activities have been concentrated in its primary market area of Allegheny County and Armstrong County, Pennsylvania and portions of the surrounding counties. The Company estimates that a substantial portion of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                 June 30,
                                   --------------------------------------------------------------------
                                           1997                    1996                    1995
                                   -------------------     -------------------      -------------------
                                    Amount     Percent      Amount     Percent      Amount      Percent
                                   -------------------     -------------------      -------------------

 Single-family residential         $14,857      50.2%      $ 9,572      40.8%       $10,637      40.0%
 Multi-family residential              478       1.6            85       0.3            123       0.5
 Commercial real estate              1,524       5.1         2,582      11.0          3,324      12.5
 Construction                        3,748      12.7         2,393      10.2          2,120       8.0
                                   -------     -----       -------     -----        -------     -----
     Total real estate loans        20,607      69.5        14,632      62.3         16,204      61.0
 Consumer loans:
   Home improvement/equity           8,110      27.4         7,843      33.4          9,285      34.8
   Other(1)                            906       3.1           998       4.3          1,061       4.0
                                   -------     -----       -------     -----        -------     -----
     Total consumer loans            9,016      30.5         8,841      37.7         10,346      38.8
 Commercial business loans(2)           --        --            --        --             40       0.2
                                   -------     -----       -------     -----        -------     -----
       Total loans                  29,623     100.0%       23,473     100.0%        26,590     100.0%
                                   -------     =====       -------     =====        -------     =====
 Less:
   Loans in process                  1,924                   1,487                    1,400
   Deferred loan origination
     fees                              265                     129                      158
   Unearned discounts                  172                     352                      656
   Allowance for loan losses           282                     337                      531
                                   -------                 -------                  -------
     Net loans                     $26,980                 $21,168                  $23,845
                                   =======                 =======                  =======

-------------------------

(1) Consists primarily of unsecured personal loans and lines of credit and automobile loans.

(2)      Consists of lease receivables.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                    Due One to    Due Five or
                                                    Five Years       More
                                     Due One          After       Years After
                                   Year or Less      6/30/97        6/30/97        Total
                                   ------------     ----------    -----------      -----

                                                         (In thousands)

 Single-family residential             $  172         $  610       $14,075        $14,857
 Multi-family residential                  --             84           394            478
 Commercial real estate                    61            899           564          1,524
                                       ------
 Construction                           1,118            514         2,116          3,748
 Consumer                               2,797          4,783         1,436          9,016
 Commercial business                       --             --            --             --
                                       ------         ------       -------        -------
      Total                            $4,148         $6,890       $18,585        $29,623
                                       ======         ======       =======        =======

         The following table sets forth the dollar amount of all loans, before net items, due after June 30, 1998 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                   Floating or
                                               Fixed-Rates      Adjustable-Rates               Total
                                               -----------      ----------------               -----

                                                                 (In Thousands)

 Single-family residential                        $ 8,192               $ 6,493               $14,685
 Multi-family residential                              --                   478                   478
 Commercial real estate                               215                 1,248                 1,463
 Construction                                          --                 2,630                 2,630
 Consumer                                           5,661                   558                 6,219
 Commercial business                                   --                    --                    --
                                                  -------               -------               -------
     Total                                        $14,068               $11,407               $25,475
                                                  =======               =======               =======


         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

         ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained from a variety of sources, including existing customers, builders, realtors, walk-in customers, loan officers and advertising.

         Loan applications originated by the Company are generally processed at the Company's main office in Pittsburgh. The loan applications are initially processed by loan processors and, once completed, are submitted to the Company's President and Chief Executive Officer or Vice President of Lending, which officers may approve loans up to $150,000. Loans of up to $175,000 also may be approved by such officers if originated by NVR Mortgage. Loans between $150,000 to $250,000 are submitted for approval to the Board of Director's Loan Committee, while loans in excess of $250,000 must be approved by the Company's Board of Directors. All commercial loans, regardless of amount, must be approved by the Board of Directors.

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on first mortgage real estate loans originated by it. Borrowers also must obtain hazard insurance prior to closing and, when required, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         Historically, the Company has originated substantially all of the loans in its portfolio and has held them until maturity. Nevertheless, the Company's residential loans are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. However, the Company has not sold any loans in the secondary market since July 1993 when it sold $123,000 of single-family residential loans to the FHLMC. Sales of loans to date generally have been under terms which do not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. Although the Company is not currently selling loans in the secondary market, it may in the future consider resuming the sale of loans to the FHLMC and other institutional investors as market conditions permit.

         Historically, the Company has not been an active purchaser of loans. However, in fiscal 1997, the Company purchased seven commercial participation loans totaling $96,000, in May 1996, the Company purchased a $7,000 participation in a commercial loan, and prior to 1994 purchased participation interests in loans secured by commercial real estate and equipment-secured commercial leases. Such loans were generally purchased from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. The Company ceased purchasing such loans and participation interests as a result of an increase in delinquencies and because some of the loans and leases it had acquired began to sustain some losses. At June 30, 1997, loans purchased and serviced by others totalled $1.0 million, of which $60,000 was classified as non-performing.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                             Year Ended June 30,
                                                 --------------------------------------------
                                                   1997              1996              1995
                                                 -------           --------           -------
                                                                (In Thousands)
 Loan originations:
   Single-family residential                     $ 6,014           $    557           $ 1,110
   Multi-family residential                           --                 --                --
   Commercial real estate                            180                160                --
   Construction                                    3,966              2,644             2,793
   Consumer                                        4,197              2,927             6,183
   Commercial business                                --                 --                --
                                                 -------           --------           -------
     Total loans originated                       14,357              6,288            10,086
 Purchases(1)                                         96                  7                34
                                                 -------           --------           -------
     Total loans originated
       and purchased                              14,453              6,295            10,120

 Sales and loan principal
   reductions:
   Loans sold(2)                                      --                 --                --
   Loan principal reductions                       9,014              8,532            10,544
                                                 -------           --------           -------
     Total loans sold and
        principal reductions                       9,014              8,532            10,544

 Increase (decrease) due to
   other items, net(3)                               373               (440)              605
                                                 -------           --------           -------
 Net increase (decrease) in
   loan portfolio                                $ 5,812           $ (2,677)          $   181
                                                 =======           ========           =======

-----------------

(1) Consists of a commercial real estate loan during the year ended June 30, 1996 and 1995, respectively.

(2) Loans sold consist of single-family residential loans which were sold to the FHLMC.

(3) Other items consist of loans in process, deferred fees and discounts and allowance for loan losses.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1997, the Company's limit on loans-to-one borrower was approximately $1.3 million. Nevertheless, except in certain limited circumstances, the Company's loan policy currently limits its loans to one borrower to $300,000. At June 30, 1997, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $1.5 million in the aggregate, ranged from an aggregate of $225,000 to $459,000 and were secured primarily by single-family residential and commercial real estate. At June 30, 1997, two of the loans which comprise the Company's largest loans-to-one borrower were classified as non-performing.

         The Company's largest loans-to-one borrower consists of five loans which are secured by single-family residential rental properties. The five loans had an aggregate principal balance of $459,000 as of June 30, 1997, and two of the loans were over 90 days delinquent (with an aggregate principal balance of $100,000), one of the loans was 60 days delinquent (with a principal balance of $117,000) and one loan was 30 days delinquent (with a principal balance of $131,000), as of such date. All five of the loans are secured by properties located within the Company's primary market area. The principal borrower (which consists of a partnership which is affiliated with the investment consulting and loan servicing firm with respect to which the Company has purchased commercial real estate and commercial business loans in the past) is currently negotiating with the Company in order to bring all of the loans current and, accordingly, the Company does not presently anticipate any loss of principal at this time.

         SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences located in its market area. At June 30, 1997, $14.9 million or 50.2% of the Company's total loan portfolio consisted of permanent single- family residential real estate loans.

         The Company had been emphasizing for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate. The loans emphasized by the Company have up to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Board of Governors of the Federal Reserve System ("Federal Reserve Board")). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Most single-family residential loans originated by the Company can, upon payment of a fee, be converted into fixed-rate loans during certain periods. Approximately 45.0% of the permanent single-family residential loans in the Company's loan portfolio at June 30, 1997 had adjustable interest rates. Recently, the Company has emphasized for its portfolio fixed-rate single-family residential mortgage loans.

         The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. At June 30, 1997, approximately $8.2 million or 55.0% of the permanent single-family residential loans in the Company's portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

         The Company is permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will occasionally lend up to 95% of the appraised value of the property securing a single-family residential loan. However, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The Company does not currently actively solicit such loans, which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers and members of the local community. At June 30, 1997, $2.0 million or 6.7% of the Company's total loan portfolio consisted of loans secured by multi-family residential and commercial real estate. The majority of the Company's multi-family residential and commercial real estate loans are secured by office buildings, restaurants, a fraternity house and other special purpose properties located within the Company's primary market area. Management does not expect to emphasize multi-family residential and commercial real estate lending in the near future.

         A substantial portion of the Company's multi-family residential and commercial real estate loans within the Company's portfolio consist of whole loans and loan participations which were purchased by the Company through an investment consulting and loan servicing firm headquartered in Monroeville, Pennsylvania. The Company has experienced a high level of delinquencies with respect to such purchased loans and, consequently, no longer engages in the purchase of commercial real estate loans.

         The Company requires appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company, all of which are reviewed by management. The Company considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 25 years and mature in 15 years or less. The Company originates these loans with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's multi-family residential and commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the Company's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting the extent of the nonresidential lending generally. In addition, the Company imposes loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. At June 30, 1997, $60,000 of the Company's multi-family residential and commercial real estate loans were non-performing, which constituted 13.2% of total non-performing loans at such date.

         CONSTRUCTION LOANS. The Company also originates residential construction loans to individuals who have a contract with a builder for the construction of their residence and, to a much lesser extent, to local real estate builders, generally with whom it has an established relationship. The Company's construction loans are secured by property located primarily in the Company's primary market area. At June 30, 1997, construction loans amounted to $3.7 million or 12.7% of the Company's total loan portfolio.

         The Company's construction loans to individuals generally have variable interest rates during the construction period with payments being made monthly on an interest-only basis.

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser. The appraiser typically reviews and inspects each project at the commencement of construction and throughout the term of the construction loan. Loan proceeds are disbursed after inspections of the project by the appraiser based on the percentage of completion.

         Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, construction loans to a builder may not always be pre-sold and thus could pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Nevertheless, the Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending as a proportion of the total loan portfolio and by limiting its construction lending solely to residential properties.

         CONSUMER LOANS. The Company has been originating consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Company include home equity lines of credit, home improvement loans, unsecured personal loans and lines of credit and automobile loans. At June 30, 1997, consumer loans amounted to $9.0 million or 30.5% of the Company's total loan portfolio.

         Home equity lines of credit are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company also offers home improvement loans in amounts up to 90% of the appraised value, less the amount of any existing prior liens. In 1987, the Company entered into a contractual arrangement with an individual who assisted the Company in originating and servicing home improvement loans through a network of dealers. Although the contractual arrangement was terminated in January 1994 (which resulted in the Company's recognition of $110,000 of expense during fiscal 1994), the Company continues to originate home improvement loans through a network of dealers which directly engage in the home improvement project. Generally, home equity lines of credit have a maximum term of ten years and interest rates which adjust in accordance with a designated prime rate. Home improvement loans have a maximum term of ten years and generally carry fixed interest rates. In either case, the Company will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

At June 30, 1997, home equity lines of credit and home improvement loans totalled $8.1 million or 27.4% of the Company's total loan portfolio.

         The Company also offers unsecured lines of credit up to $3,000 with terms up to 24 months as well as automobile loans up to $25,000 with terms up to 60 months. The Company generally offers these loans to existing customers. At June 30, 1997, $906,000 or 3.1% of the Company's total consumer loan portfolio consisted of unsecured personal loans and lines of credit and automobile loans.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of any security in relation to the proposed loan amount. Upon termination of the Company's consulting arrangement discussed above, the Company revised its loan underwriting and collection policies in order to enhance its consumer loan underwriting standards and improve its collection efforts.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but often involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.
In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers. Nevertheless, at June 30, 1997, $298,000 of the Company's consumer loans were non-performing, which constituted 65.6% of total non-performing loans and 3.3% of total consumer loans at such date.

         COMMERCIAL BUSINESS LOANS. In years prior to the most recent fiscal year, the Company became involved in purchasing office equipment and other commercial leases, primarily through the investment consulting and loan servicing firm located in Monroeville, Pennsylvania which was discussed above. The consulting firm underwrote the leases pursuant to the Company's underwriting standards and procedures. The Company then generally reviewed the documents and made a determination whether to purchase such lease. The Company no longer has any outstanding lease loans with this firm and does not plan to purchase any additional loans from them in the future.

         LOAN FEE INCOME. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 91, the Company recognized $43,000, $67,000 and $49,000 of deferred loan fees during the years ended June 30, 1997, 1996 and 1995, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

ASSET QUALITY

         DELINQUENT LOANS. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made at least 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, the loan and payment history are reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. The Company generally initiates such proceedings when a loan becomes 90 days delinquent.

         The following table sets forth information concerning delinquent loans at June 30, 1997, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                               June 30, 1997
                               ----------------------------------------------------------------------------
                                       30-59                                              90 or More Days
                                    Days Overdue            60-89 Days Overdue               Overdue
                               ---------------------      ----------------------      ---------------------
                                            Percent                     Percent                    Percent
                                            of Total                    of Total                   of Total
                               Amount        Loans        Amount         Loans        Amount         Loans
                               ------       --------      ------        --------      ------       --------
                                                           (Dollars in Thousands)

 Single-family residential      $397         1.47%          $ 17        0.06%           $ 96         0.36%
 Multi-family residential
   and commercial real
   estate                        131         0.49             --          --              60         0.22
 Construction                     --           --             --          --              --           --
 Consumer                        312         1.16            212        0.79             298         1.10
 Commercial business              --           --             --          --              --           --
                                ----         ----           ----        ----            ----         ----
   Total delinquent loans       $840         3.11%          $229        0.85%           $454         1.68%
                                ====         ====           ====        ====            ====         ====


         NON-PERFORMING ASSETS. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. The Company did not have any troubled debt restructurings at any of the dates presented.

                                                                  June 30,
                                                   --------------------------------------
                                                   1997             1996             1995
                                                   ----             ----             ----
                                                         (Dollars in Thousands)
 Non-accruing loans:
   Single-family residential                       $ 96             $111           $  269
   Multi-family residential and
     commercial real estate                          60               60              492
   Construction                                      --               --               --
   Consumer                                         117              137              283
   Commercial business                               --               --               38
                                                   ----             ----           ------
     Total non-accruing loans                       273              308            1,082

 Accruing loans greater than
   90 days delinquent:
   Single-family residential                         --                2               22
   Multi-family residential and
     commercial real estate                          --               --               --
   Consumer                                         181              196              161
                                                   ----             ----           ------
     Total accruing loans greater than
      90 days delinquent                            181              198              183
                                                   ----             ----           ------
     Total non-performing loans                     454              506            1,265
 Real estate owned                                   37              166              228
                                                   ----             ----           ------
   Total non-performing assets                     $491             $672           $1,493
                                                   ====             ====           ======
   Total non-performing loans
     as a percentage of total loans                1.68%            2.39%            5.31%
                                                   ====             ====           ======
   Total non-performing assets
     as a percentage of total assets               0.98%            1.43%            3.50%
                                                   ====             ====           ======


         For the years ended June 30, 1997, 1996 and 1995, approximately $26,000, $29,000 and $97,000, respectively, in gross interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the years ended June 30, 1997, 1996 and 1995, $10,000, $6,000 and $32,000,
respectively, were included in interest income for these same loans.

         The $454,000 of non-performing loans at June 30, 1997 included $96,000 of single-family residential loans, $60,000 of multi-family residential and commercial real estate loans (consisting of one loan), $298,000 of consumer loans (consisting of 26 loans), 19 of which are secured by single-family residential real estate, and no commercial business loans. The $37,000 of real estate owned at June 30, 1997 consisted of one commercial real estate property and one single family residential property.

         The decline in non-performing assets during the year ended June 30, 1997 was primarily due to a $17,000 decrease in non-performing single-family residential loans, a $35,000 decrease in non-performing consumer loans and a $129,000 decrease in real estate owned. The decrease in non-performing loans reflected the Company's more aggressive and enhanced collection efforts with respect to its non-performing assets. The decline in non-performing assets during fiscal 1996 was primarily due to a $178,000 decrease in non-performing single-family residential loans, a $432,000 decrease in non-performing multi-family residential and commercial real estate loans, a $111,000 decrease in non-performing consumer loans, a $38,000 decrease in non-performing commercial business loans and a $62,000 decrease in real estate owned. The decline in real estate owned resulted from the restructuring of a $60,000 commercial property and a $45,000 increase in the real estate owned loss reserve.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, filed as Exhibit 13 hereto (the "1997 Annual Report").

         Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the Pennsylvania Department of Banking (the "Department") and the FDIC, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

         The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.


                                                           Year Ended June 30,
                                                 --------------------------------------
                                                  1997            1996            1995
                                                 -------        -------         -------
                                                         (Dollars in Thousands)

 Total loans outstanding (net)                   $26,980        $21,168         $23,845
                                                 =======        =======         =======
 Average loans outstanding, net                  $22,377        $22,708         $24,546
                                                 =======        =======         =======
 Balance at beginning of period                  $   337        $   531         $   327
 Charge-offs:
   Single-family residential                          --             --              20
   Multi-family residential and
     commercial real estate                           --            116              --
   Consumer                                           95            194             164
   Commercial business                                --              2               2
                                                 -------        -------         -------
     Total charge-offs                                95            312             186
 Recoveries:
   Consumer                                           11             13               5
                                                 -------        -------         -------
     Total recoveries                                 11             13               5
                                                 -------        -------         -------
 Net charge-offs                                     (84)          (299)           (181)
 Provision for loan losses                            29            105             385
                                                 -------        -------         -------
 Balance at end of period                        $   282        $   337         $   531
                                                 =======        =======         =======
 Allowance for loan losses as a
   percent of total loans
   outstanding                                      1.05%          1.59%           2.23%
                                                 =======        =======         =======
 Allowance for loan losses as a
   percent of total non-performing loans           62.11%         66.60%          41.98%
                                                 =======        =======         =======
 Ratio of net charge-offs to
   average loans outstanding                        0.38%          1.32%           0.74%
                                                 =======        =======         =======

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                             June 30,
                                        -----------------------------------------------------------------------------------
                                                  1997                         1996                         1995
                                        -------------------------    -------------------------    -------------------------
                                                      Percent of                   Percent of                   Percent of
                                                    Loans in Each                Loans in Each                Loans in Each
                                                     Category to                  Category to                  Category to
                                        Amount       Total Loans     Amount       Total Loans     Amount       Total Loans
                                        ------      -------------    ------      -------------    ------      -------------
                                                                       (Dollars in Thousands)

 Single-family residential loans(1)      $ 76           62.7%         $ 22           51.0%         $ 59            48.0%
 Multi-family residential and
   commercial real estate loans           130            6.7           170           11.3           309            13.0
 Consumer loans                            76           30.6           145           37.7           157            38.8
 Commercial business loans                 --             --            --             --             6             0.2
                                         ----          -----          ----          -----          ----           -----
      TOTAL                              $282          100.0%         $337          100.0%         $531           100.0%
                                         ====          =====          ====          =====          ====           =====


-------------------------

(1) Includes both permanent and construction loans secured by single-family residential real estate.

INVESTMENT ACTIVITIES

         The Company invests in various types of securities, including U.S. Government and agency obligations, corporate and municipal debt securities and mortgage-backed securities guaranteed by the FHLMC. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Company's President and Chief Executive Officer and is overseen by the Board of Directors.

         Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities that management has the clear intent of selling in advance of maturity, or which management is uncertain it will hold until maturity are classified as available for sale and are reported at their fair value. At June 30, 1997, $18.2 million of the Company's $18.9 million of investment securities were classified as available for sale and the remaining $0.7 million were classified as held to maturity.

         The following table sets forth information relating to the amortized cost and market value of the Company's investment securities (including investment securities held to maturity and available for sale).

                                                                           June 30,
                                          ------------------------------------------------------------------------
                                                    1997                     1996                      1995
                                          ---------------------    ----------------------    ---------------------
                                          Amortized     Market     Amortized      Market     Amortized     Market
                                            Cost        Value         Cost        Value        Cost         Value
                                          ---------     -------    ---------      -------    ---------     -------
                                                                       (In Thousands)

 Investment securities held to
   maturity:
   U.S. Government and agency
     obligations                          $    --       $    --     $ 2,000       $ 2,004     $2,750        $2,758
   Corporate obligations                      497           500         764           775      1,657         1,679
   Municipal obligations                      200           205         200           202        200           202
   Mortgage-backed securities                  15            15          20            20         27            27
   Other                                       --            --          --            --         --            --
                                          -------       -------     -------       -------     ------        ------
     Total investment securities held
       to maturity                        $   712       $   720     $ 2,984       $ 3,001     $4,634        $4,666
                                          =======       =======     =======       =======     ======        ======
 Investment securities available for
   sale:
   U.S. Government and agency             $15,741       $15,729     $ 8,002       $ 7,919     $  900        $  907
     obligations
   Corporate obligations                      400           401         398           403        398           406
   Mortgage-backed securities               1,836         1,835       1,980         1,944         --            --
   Other(1)                                   250           259          --            --         --            --
                                          -------       -------     -------       -------     ------        ------
     Total investment securities
       available for sale                 $18,227       $18,224     $10,380       $10,266     $1,298        $1,313
                                          =======       =======     =======       =======     ======        ======

-------------------------

(1)      Consists of FNMA Preferred Stock.

         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                               Contractually Maturing
                                       -----------------------------------------------------------------------
                                                   Weighted                  Weighted                 Weighted
                                       Under 1      Average                  Average      Over 5       Average
                                        Year         Yield     1-5 Years      Yield        Years        Yield
                                       -------     --------    ---------     --------     ------      --------
                                                               (Dollars in Thousands)

 Investment securities held to
   maturity:
   U.S. Government and
     agency obligations                 $ --           --%      $   --          --%     $    --           --%
   Corporate obligations                 497         6.32           --          --           --           --
   Municipal obligations                  --           --           --          --          200         5.75
   Mortgage-backed securities             --           --           --          --           15         7.50
                                        ----                    ------                  -------
   Total investment securities
     held to maturity                   $497         6.32%      $   --          --%     $   215         5.87%
                                        ====         ====       ======        ====      =======         ====
 Available for sale(1):
   U.S. Government and
     agency obligations                 $ --           --%      $3,147        6.97%     $12,841         7.43%
   Corporate obligations                 201         6.50          200        8.80           --           --
   Mortgage-backed securities             --           --           --          --        1,835         7.27
                                        ----                    ------                  -------
     Total investment securities
       available for sale               $201         6.50%      $3,347        7.08%     $14,676         7.41%
                                        ====         ====       ======        ====      =======         ====

-------------------------

(1)      Reflected at fair value.

         The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security. In addition, due to repayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities. See Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, filed as
Exhibit 13 hereto.

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and prepayments, the maturity and sales of investment securities and operations. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         DEPOSITS. The Company's deposit products include a broad selection of deposit instruments, including passbook savings and club accounts, NOW accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The Company's deposits are obtained primarily from residents of Allegheny County and Armstrong County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Company had installed an automated teller machine in a retail department store located in Kittanning, Pennsylvania. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1997.

         The following table shows the distribution of and certain other information relating to the Company's deposits by type as of the dates indicated.


                                                                       June 30,
                                      --------------------------------------------------------------------------
                                               1997                      1996                     1995
                                      ----------------------    ----------------------    ----------------------
                                                  Percent of                Percent of                Percent of
                                      Amount       Deposits     Amount       Deposits     Amount       Deposits
                                      -------     ----------    -------     ----------    -------     ----------
                                                                 (Dollars in Thousands)

 Transaction accounts:
   Passbook savings and club
     accounts                         $ 9,168        25.60%     $10,577        28.28%     $10,389        27.47%
   NOW accounts                         3,221         8.99        3,028         8.11        3,018         7.98
   Money market accounts                  724         2.02        1,008         2.70          989         2.62
                                      -------       ------      -------       ------      -------       ------
     Total transaction accounts        13,113        36.61       14,593        39.09       14,396        38.07
                                      -------       ------      -------       ------      -------       ------
 Certificates of deposit:
   Within 1 year                       12,075        33.71       12,199        32.68       15,302        40.46
   1-2 years                            4,171        11.64        3,628         9.72        2,078         5.49
   2-3 years                            2,360         6.59        2,978         7.98        2,968         7.85
   3-4 years                            1,955         5.46        2,040         5.46        1,206         3.19
   4-5 years                            2,145         5.99        1,895         5.08        1,869         4.94
   Over 5 years                            --           --           --           --           --           --
                                      -------       ------      -------       ------      -------       ------
     Total certificates of deposit     22,706        63.39       22,740        60.91       23,423        61.93
                                      -------       ------      -------       ------      -------       ------
     Total deposits                   $35,819       100.00%     $37,333       100.00%     $37,819       100.00%
                                      =======       ======      =======       ======      =======       ======

         The following table sets forth the savings activities of the Company during the periods indicated.


                                                   Year Ended June 30,
                                        ----------------------------------------
                                          1997            1996             1995
                                        -------         -------          -------
                                                    (In Thousands)

 Deposits                               $30,947         $29,221          $25,330
 Withdrawals                             33,404          30,889           26,061
                                        -------         -------          -------
   Net decrease before interest
     credited                            (2,457)         (1,668)            (731)
 Interest credited                          943           1,182            1,134
                                        -------         -------          -------
   Net increase (decrease)
     in deposits                        $(1,514)        $  (486)         $   403
                                        =======         =======          =======


         The following table shows the interest rate and maturity information for the Company's certificates of deposit at June 30, 1997.

                                                         Maturity Date
                      -------------------------------------------------------------------------------------
 Interest Rate        One Year or Less    Over 1-2 Years      Over 2-3 Years      Over 3 Years       Total
 -------------        ----------------    --------------      --------------      ------------      -------
                                                        (In Thousands)
 2.00 - 4.00%              $    36            $   --              $   --             $   --         $    36
 4.01 - 6.00%               11,153             3,180                 515              1,094          15,942
 6.01 - 8.00%                  885               991               1,845              3,006           6,727
                           -------            ------              ------             ------         -------
   Total                   $12,074            $4,171              $2,360             $4,100         $22,705
                           =======            ======              ======             ======         =======


         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at June 30, 1997.

           Certificates of deposit maturing
                  in quarter ending:                                 Amount
 -------------------------------------------------------         --------------
                                                                 (In Thousands)

 September 30, 1997                                                  $   --
 December 31, 1997                                                      100
 March 31, 1998                                                         615
 After March 31, 1998                                                 1,156
                                                                     ------
   Total certificates of deposit with
    balances of $100,000 or more                                     $1,871
                                                                     ======

COMPETITION

         The Company faces significant competition for real estate loans, principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Company also faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

         Federal legislation in recent years has eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. Such legislation has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

EMPLOYEES

         The Company had 11 full-time employees and 8 part-time employees as of June 30, 1997. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys good relations with its personnel.

SUBSIDIARIES

         At June 30, 1997, the Company had one wholly owned subsidiary, Pennwood Service Corporation, which held no significant assets and was inactive as of such date.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulation contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Savings Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

         GENERAL. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA") and is subject to regulation and supervision by the Federal Reserve Board and the Department.
The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

         BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.
These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing functions; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institutions.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interest, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

         CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I average capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on the overall condition.

         At June 30, 1997, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank in circumstances when it might not do so absent such policy.

THE SAVINGS BANK

         The Savings Bank is incorporated under Pennsylvania law under the Banking Code of 1965, as amended (the "Banking Code") and is subject to extensive regulation and examination by the Department and by the FDIC, and, is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the U.S. Congress could have a material adverse impact on the Company, the Savings Bank and their operations.

         FDIC INSURANCE PREMIUMS. The deposits of the Savings Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

         On September 30, 1996 President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which was sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995. The Savings Bank's one-time special assessment amounted to $247,000 pre-tax.

         On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, will not be members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1997, the Savings Bank met each of its capital requirements.

         In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in

August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measure, monitors and controls risks.

         The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         PENNSYLVANIA SAVINGS BANK LAW. The Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth of Pennsylvania, with the prior approval of the Department.

         The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

         REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

                           FEDERAL AND STATE TAXATION

         GENERAL. The Company and the Savings Bank are subject to the corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank.

         FISCAL YEAR. The Company and its subsidiaries file a consolidated federal income tax return on a June 30 year end basis.

         METHOD OF ACCOUNTING. The Savings Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

         BAD DEBT RESERVES. Savings institutions, such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

         Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Savings Bank's "base year," which was its tax year ended June 30, 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%.

         Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

         At June 30, 1996 (the most recent date for which a tax return has been filed), the federal income tax bad debt reserves of the Savings Bank included $979,000 for which no federal income tax has been provided. Because of these federal income tax bad debt reserves and the liquidation account to be established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Saving Bank are substantially restricted.

         On August 20, 1996, President Clinton signed into law the "Small Business Job Protection Act" which included legislation, effective for tax years beginning after December 31, 1995, whereby a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions will be permitted to use the experience method in lieu of deducting bad debts only as they occur. The legislation will require the Savings Bank to realize increased current tax lability over a period of at least six years, beginning in the fiscal year ending June 30, 1997. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year beginning before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. However, such recapture requirements may be suspended for each of two successive taxable years beginning on or after January 1, 1996, in which the Savings Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Savings Bank's bad debt reserves accumulated the first tax year ending after 1987 would not have a material adverse effect on the Savings Bank's financial condition and results of operations.

         MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1997, the Savings Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through June 30, 1993 have been closed for the purpose of examination by the Internal Revenue System.

         STATE TAXATION. The Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Savings Bank's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Savings Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At June 30, 1997, the Savings Bank had no net operating losses.

ITEM 2. PROPERTIES

         At June 30, 1997, the Company conducted its business from its main office in Pittsburgh, Pennsylvania and two branch offices in Kittanning, Pennsylvania. The following tables set forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at June 30, 1997.

                                                                          Net Book Value of       Amount of
       Description/Address                     Leased/Owned                    Property            Deposits
 --------------------------------------        ------------               -----------------       ---------
                                                                                      (In Thousands)

 Main Office                                       Owned                        $  294             $16,973
 683 Lincoln Avenue
 Pittsburgh, Pennsylvania 15202

 Branch Offices:
 125 Market Street                                 Owned                        $  710             $11,808
 Kittanning, Pennsylvania 16201

 4 Hilltop Plaza                                 Leased(1)                      $   85             $ 7,038
 Kittanning, Pennsylvania 16201                                                 ------             -------

         Total                                                                  $1,089             $35,819
                                                                                ======             =======

-------------------------

(1)      This property is subject to a lease which expires on July 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE



                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from page 52 of the Company's 1997 Annual Report to Stockholders filed as Exhibit 13 hereto ("1997 Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required herein is incorporated by reference from pages 4 to 17 of the 1997 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

         The information required herein is incorporated by reference from pages 18 to 49 of the 1997 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 2 to 5 of the Registrant's Proxy Statement dated October 2, 1997 ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 10 to 12 of the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 8 and 9 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from page 13 of the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1997 Annual Report:

               Independent Auditors' Report.

               Consolidated Statements of Financial Condition as of June 30, 1997 and 1996.

               Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995.

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements.

         The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.            Exhibits
---            --------
3.1            Articles of Incorporation of Pennwood Bancorp, Inc.*
3.2            Bylaws of Pennwood Bancorp, Inc.*
4              Stock Certificate of Pennwood Bancorp, Inc.*
13             Annual Report to Stockholders for the Year Ended June 30, 1997
21             List of Subsidiaries
               (See "Business - Subsidiaries" in this Form 10-K)

-------------------------

         *Incorporated herein by reference from the Savings Bank's Registration Statement on Form 8-B filed with the SEC on January 9, 1997.

         (b)  Reports filed on Form 8-K.

         During the fourth quarter of the fiscal year ended June 30, 1997, the Company filed reports on Form 8-K on April 2, 1997, May 1, 1997 and July 30, 1997. Each of the three Form 8-K's were filed in respect of Items 5 and 7. None of the Form 8-K's contained financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PENNWOOD BANCORP, INC.


                                       By:   /s/ PAUL S. PIEFFER
                                             ----------------------------------
                                             Paul S. Pieffer
                                             President, Chief Executive Officer
                                               and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




  /s/ PAUL S. PIEFFER                                      September 29, 1997
  -----------------------------------
  Paul S. Pieffer
  President, Chief Executive
  Officer and Director


  /s/ CHARLES R. FRANK                                     September 29, 1997
  -----------------------------------
  Charles R. Frank
  Chairman of the Board and
  Director


  /s/ MARY M. FRANK                                        September 29, 1997
  -----------------------------------
  Mary M. Frank
  Vice Chairman of the Board,
  Director and Treasurer

  /s/ JOHN B. MALLON                                       September 29, 1997
  -----------------------------------
  John B. Mallon
  Director


  /s/ JOSEPH TOUHILL                                       September 29, 1997
  -----------------------------------
  Joseph Touhill
  Director


  /s/ ROBERT W. HANNAN                                     September 29, 1997
  -----------------------------------
  Robert W. Hannan
  Director


  /s/ MICHAEL KOTYK                                        September 29, 1997
  -----------------------------------
  Michael Kotyk
  Director


  /s/ H.J. ZOFFER                                          September 29, 1997
  -----------------------------------
  H.J. Zoffer
  Director


  /s/ JAMES W. KIHM                                        September 29, 1997
  -----------------------------------
  James W. Kihm
  Vice President and Secretary
  (also principal accounting officer)