Form 10QSB
period 1997-09-30
PENNWOOD BANCORP INC
filed 1997-11-10
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ____________

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Pennsylvania                             25-1783648
-------------------------------------------------     ----------------------
 (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
                   Organization)                        Identification No.)


                683 Lincoln Avenue
             Pittsburgh, Pennsylvania                          15202
-------------------------------------------------     ----------------------
     (Address of Principal Executive Offices)               (Zip Code)


                               (412) 761-1234
        --------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes x   No
         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   563,922

      Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.                                             3

           Consolidated Balance Sheets (As of September 30, 1997 (unaudited)
           and June 30, 1997)                                                3

           Consolidated Statements of Income (For the three months
           ended September 30, 1997 and 1996 (unaudited))                    4

           Consolidated Statements of Cash Flows (For the three months
           ended September 30, 1997 and 1996 (unaudited))                    5

           Notes to Consolidated Financial Statements                        7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.                                           10



PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.                                               14
ITEM 2.    CHANGES IN SECURITIES.                                           14
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                 14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.             14
ITEM 5.    OTHER INFORMATION.                                               14
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                14


SIGNATURES

                               PENNWOOD BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS


                                     (Unaudited)
                               (Dollars in Thousands)


                                                                                       SEPT. 30       JUNE 30,
                                       ASSETS                                              1997           1997
                                                                                           ----           ----

     Cash and amounts due from depository institutions                                     657            936
     Money market investments at cost which approximates
        market value                                                                     2,713            868
     Federal funds sold                                                                    500              0
     Investment and mortgage-backed securities:
        Available-for-sale (Amortized cost of $12,523 and $18,227)                      12,617         18,224
        Held-to-maturity (Market value of $520 and $720)                                   512            712
     Loans receivable, net                                                              28,661         26,980
     Real estate owned, net                                                                 37             37
     Federal Home Loan Bank stock                                                          190            345
     Premises and equipment, net                                                         1,084          1,089
     Accrued interest receivable                                                           400            534
     Prepaid expenses and other assets                                                     274            256
                                                                                           ---            ---

                                    Total assets                                        47,645         49,981
                                                                                        ======         ======


                        LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
        Savings deposits                                                                36,539         35,819
        Advances from borrowers for taxes and insurance                                    185            320
        Accrued interest payable on savings deposits                                       477            410
        Borrowed funds                                                                   1,456          4,464
        Accrued expenses and other liabilities                                             252            242
                                                                                           ---            ---
                                  Total liabilities                                     38,909         41,255

     Shareholders' Equity:
        Common Stock, $.01 par value; 4,000,000 shares authorized;
              610,128 issued at September 30, 1997.                                          6              6
        Additional paid-in capital                                                       5,610          5,603
        Retained earnings, substantially restricted                                      4,426          4,355
        Treasury stock, at cost: 40,506 and 30,506 shares at September 30, 1997
        and June 30, 1997, respectively.                                                  (621)          (458)
        Unearned Employee Stock Ownership Plan shares                                     (427)          (439)
        Unearned common stock - Recognition and Retention Plan                            (321)          (339)
        Unrealized (loss) on securities available-for-sale                                  63             (2)
                                                                                            --             --
                      Total shareholders' equity                                         8,736          8,726

                      Total liabilities and shareholders' equity                        47,645         49,981
                                                                                        ======         ======

See accompanying notes to unaudited consolidated financial statements

                           PENNWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                (Unaudited)
               (Dollars in Thousands except Per Share Amount)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              1997          1996
                                                              ----          ----
     Interest income:
          Loans                                               644           521
          Investment securities                               259           232
          Mortgage backed securities                           34            48
          Federal funds sold & other investments                9             7
          Money market investments                             21            96
                                                               --            --
                   Total interest income                      967           904

     Interest expense:
          Interest on savings deposits                        422           404
          Interest on borrowed funds                           43             4
                                                               --             -
                   Total interest expense                     465           408

                   Net interest income                        502           496

     Provision for loan losses                                 15             8
                   Net interest income after provision        ---           ---
                     for loan losses                          487           488

     Other income:
          Service charges                                      16             9
          Other                                                21            18
                                                               --            --
                   Total other income                          37            27

     Other expenses:
          Compensation and employee benefits                  176           141
          Premises and occupancy costs                         59            53
          Federal insurance premiums                            6            24
          SAIF assessment                                       0           247
          Data processing expense                              20            19
          Net loss on real estate owned                         0            12
          Other operating expenses                             86            75
                                                              ---           ---
                   Total other expenses                       347           571


                   Income (loss) before income taxes          177           (56)


     Provision (benefit) for income taxes                      49           (39)

                   Net income (loss)                          128           (17)
                                                              ===           ===

     Earnings (loss) per share                               $.24         $(.03)

     Dividend declared per share                             $.08         $ .00

See accompanying notes to unaudited consolidated financial statements

                            PENNWOOD BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                            (Dollars in Thousands)

                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
     OPERATING ACTIVITIES:                                                       1997        1996
                                                                                 ----        ----
        Net Income (Loss)                                                        128         (17)
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
            Depreciation expense                                                  18          18
            Provision for loan and real estate owned losses                       15          20
            Decrease (Increase) in accrued interest receivable                   134         (79)
            (Increase) decrease in prepaid expenses and other assets             (18)        257
            Increase in accrued interest payable on deposits                      67          46
            Decrease in deposits on stock subscription rights                      0      (4,569)
            Other, net                                                            47          61
                                                                                  --          --
                              Total adjustments                                  263      (4,246)

               Net cash (used) provided by operating activities                  391      (4,263)

     INVESTING ACTIVITIES:

          Purchases of premises and equipment                                    (11)          0
          Purchases of investment and mortgage-backed securities
            available-for-sale                                                     0      (4,749)
          Proceeds from maturities of investment and mortgage-backed
            securities held-to-maturity                                          200         649
          Proceeds from maturities and principal repayments of
            investment and mortgage-backed securities available-
            for-sale                                                           5,700         250
          Net (increase) decrease in loans receivable                         (1,696)       (263)
          Increase in federal funds                                             (500)          0
          Decrease in FHLB stock                                                 155           0
          Other, net                                                             (28)         (1)
                                                                                 ---          --
                    Net cash used by investing activities                      3,820      (4,114)

     FINANCING ACTIVITIES:

          Net decrease in passbook, club, money market and
            NOW accounts                                                        (289)     (1,349)
          Net (decrease) increase in certificates of deposit accounts          1,009        (382)
          Net decrease in advances from borrowers for
            taxes and insurance                                                 (135)       (135)
          Proceeds from ESOP loan                                                  0         488
          Repayment of ESOP loan                                                 (15)          0
          Release of ESOP shares                                                  12           0
          Proceeds from issuance of common stock                                   0       5,660
          Stock acquired for ESOP                                                  0        (488)
          Purchase of Treasury stock                                            (163)          0
          Dividends paid                                                         (47)          0
          Repayment of FHLB advances                                          (3,000)          0
          Other                                                                  (17)          0
                                                                                 ---           -
               Net cash (used) provided by financing activities               (2,645)      3,794

     Net decrease in cash and cash equivalents                                 1,566      (4,583)
     Cash and cash equivalents, beginning of period                            1,804      10,106
     Cash and cash equivalents, end of period                                  3,370       5,523
                                                                               =====       =====

See accompanying notes to unaudited consolidated financial statements

                            PENNWOOD BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                 (Unaudited)
                            (Dollars in Thousands)


                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                 1997        1996
                                                                                 ----        ----
     Supplemental disclosure of cash flow information:
       Cash paid during the period for:
            Interest                                                             363         357
                                                                                 ===         ===

            Income taxes                                                          25           0
                                                                                  ==           =

     Supplemental schedule of noncash investing activities:
          Loan transferred to real estate owned                                    0           0
                                                                                   =           =

          Dividend declared but not paid                                          46           0
                                                                                  ==           =

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. ("the Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank. All significant intercompany transactions have been eliminated in consolidation.

Note 3 - Conversion to Stock Form of Ownership

On February 20, 1996, as amended on April 6, 1996, the Board of Trustees adopted a plan of conversion whereby the Company would be converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank. The conversion was completed on July 12, 1996, and the Company issued 610,128 shares of common stock resulting in $6,101,280 in gross proceeds to the Company. Costs of the common stock offering of approximately $477,000 were deducted from the offering proceeds.

At the completion of the conversion to stock form, the Company established a liquidation account in the amount of retained earnings set forth in the offering circular utilized in the conversion. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Company after conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Company, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

The Company may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Company's stockholders' equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

On January 27, 1997, the reorganization of the Savings Bank was completed. The resulting company is Pennwood Bancorp, Inc.

Note 4 - Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income or loss by the weighted average number of common shares and common stock equivalents outstanding during the period. Such shares amounted to 556,184 at September 30, 1997. Shares outstanding for the three months ended September 30, 1997, do not include 43,929 of ESOP shares that were unallocated at September 30, 1997, in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans." There were common stock equivalents outstanding at September 30, 1997, in the form of stock options. However, the September 30, 1997 dilutive effect of these stock options was immaterial. There were no common stock equivalents outstanding during the three months ended September 30, 1996.

On September 17, 1997, the Company declared a quarterly dividend of $.08 per share, payable on October 15, 1997, to shareholders of record of September 30, 1997.

Note 5 - Special Deposit Insurance Assessment

On September 30, 1996, congressional legislation was enacted which is designed to recapitalize the Savings Association Insurance Fund ("SAIF") and to eliminate the substantial deposit premium disparity between Bank Insurance Fund and SAIF-insured institutions. This legislation imposes a one-time assessment on all SAIF-insured deposits as of March 31, 1995. This assessment totals $247,000 and is reflected in the other expenses section of the consolidated statement of income for the three months ended September 30, 1996.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense for the three months ended September 30, 1997, was approximately $17,000.

Note 7 - Recent Accounting Pronouncements

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not expect SFAS No. 128 to have a significant impact on the Company's net income per share amounts disclosed.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15 as well as SFAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129. This statement is effective for financial statements issued for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as 'the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for the related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-

Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. Management does not expect SFAS No. 131 to have significant impact on the consolidated financial statements of the Company. This Statement is effective for financial statements for periods beginning after December 15, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

      Pennwood Bancorp, Inc. (the "Company") is the holding company for the Pennwood Savings Bank (the "Savings Bank"). The operating results of the Company depend upon the operating results of the Savings Bank. The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowed money. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned and other miscellaneous expenses, and income taxes.

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

CHANGES IN FINANCIAL CONDITION

      The Savings Bank's total assets decreased by $2.3 million or 4.7% from $49.9 million at June 30, 1997 to $47.6 million at September 30, 1997. During the three months ended September 30, 1997, the Savings Bank's investment and mortgage-backed securities (classified as available for sale) decreased by $5.6 million or 30.8% from $18.2 million at June 30, 1997 to $12.6 million at September 30, 1997, investment and mortgage-backed securities (classified as held-to-maturity) decreased by $200,000 and cash and amounts due from depository institutions decreased by $279,000, while money market investments (consisting of interest-bearing deposits, including certificates of deposit, with other financial institutions) increased by $1.8 million and federal funds increased from $0.0 at June 30, 1997, to $500,000 at the quarter ending September 30, 1997. The Savings Bank's net loans receivable increased $1.7 million or 6.3% during the quarter. During the quarter, the Savings Bank's total liabilities decreased by $2.3 million or 5.7% at September 30, 1997. Borrowed money decreased by $3.0 million or 67.4%, which was offset by an increase in deposit liabilities of $720,000. Shareholders equity increased by $10,000 during the three months ended September 30, 1997 as a result of the market value adjustment on investments classified as available for sale of $65,000 and the year to date net income of $128,000, which were partially offset by the purchase of Treasury Stock of $162,500.

RESULTS OF OPERATIONS

      NET INCOME. The Savings Bank reported net income of $128,000 for the three months ended September 30, 1997 compared to a net loss of $17,000 during the three months ended September 30, 1996. The $145,000 increase in net income during such period as compared to the 1996 period was the result of a $224,000 reduction in non-interest expenses, a $10,000 increase in non-interest income and a $6,000 increase in net interest income, which was partially offset by a $7,000 increase in loan loss provisions and an $88,000 increase in income taxes.

      For the three months ended September 30, 1997, the Savings Bank's net interest margin decreased by 12 basis points to 4.42% from 4.54% for the three months ended September 30, 1996. The average yield earned on the Savings Bank's interest-earning assets increased by 23 basis points, which was offset by a 31 basis point decrease in the average rate paid on the Savings Bank's interest-bearing liabilities.

      NET INTEREST INCOME. Net interest income increased by $6,000 or 1.2% during the three months ended September 30, 1997, as compared to the 1996 quarter, due to a $1.7 million or 4.0% increase in the average balance of interest-bearing assets, which had a 23 basis point increase in the average yield earned thereon, which was offset by a $2.3 million or 6.5% increase in the average balance of interest-bearing liabilities and a 31 basis point increase in the average rate paid thereon.

      During the three months ended September 30, 1997, total interest income increased by $63,000 or 7.0%, as compared to the same period in 1996, primarily due to a $123,000 or 23.6% increase in interest earned on loans, a $27,000 or 11.6% increase in interest earned on investment securities, and a $2,000 or 28.6% increase in interest earned on federal funds sold and other investments. These increases were partially offset by a $14,000 or 29.2% decrease in interest earned on mortgage backed securities and a $75,000 or 78.1% decrease in interest earned on money market investments. The increase in interest earned on loans was due primarily to a $6.9 million or 32.8% increase in the average balance of loans outstanding, which was partially offset by a 68 basis point decrease in the average yield earned thereon. The increase in interest earned on investment securities was due primarily to a 53 basis point increase in average yield earned thereon, which was partially offset by a $354,000 or 2.3% decrease in the average balance of investment securities. The increase in interest earned on federal funds sold was due primarily to a 281 basis point increase in the average yield earned thereon. The decrease in interest earned on money market investments was primarily due to a $4.8 million or 28.9% decrease in the average balance of money market investments and a 137 basis point decrease in the average yield earned thereon. The increase in the average yield earned on the Savings Bank's investment securities reflected the Savings Bank's reinvestment of a portion of its money market investments and federal funds sold into higher yielding U.S. Government and agency obligations, and also by reinvesting in loans.

      During the three months ended September 30, 1997, total interest expense increased by $57,000 or 13.9%, as compared to the same period in 1996, due to an increase of $1.1 million or 4.9% in the average balance of certificates of deposit and a 19 basis point decrease on the average rate paid thereon, and a $1.8 million or 367.7% increase in the average balance of borrowed money.

      PROVISION FOR LOAN LOSSES. The Savings Bank establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Savings Bank, industry standards, past due loans, economic conditions in the Savings Bank's market area generally and other factors related to the collectibility of the Savings Bank's loan portfolio. During the three months ended September 30, 1997, the Savings Bank established provisions for loan losses of $15,000.

      OTHER INCOME. Total other income increased by $10,000 or 37.0% during the three months ended September 30, 1997 as compared to the same quarter in 1996. The increase was primarily due to an increase of $7,000 or 77.7% in income from service charges and an increase of $3,000 or 16.7% in other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees).

      OTHER EXPENSES. Total other expenses decreased by $224,000 during the three months ended September 30, 1997 as compared to the same quarter in 1996 primarily because of the special one-time SAIF assessment of $247,000, which was assessed in the first fiscal quarter of 1996. Also contributing to the decrease in other expenses during the three months ended September 30, 1997 compared to the 1996 quarter were a decrease of $18,000 or 75.0% in federal insurance premiums and a decrease of $12,000 or 100.0% in net loss on real estate owned, which were partially offset by a $35,000 or 24.8% increase in compensation and employee benefits, a $6,000 or 11.3% increase in office occupancy expenses and a $11,000 or 14.7% increase in other miscellaneous expenses.

      PROVISION FOR INCOME TAXES. The Savings Bank incurred an increase of $88,000 or 225.6% in income tax expense for the three months ended September 30, 1997, as compared to the 1996 quarter, due to a tax credit of $112,000 on the SAIF assessment, as compared to a provision for income taxes of $56,000 for the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Savings Bank's primary source of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Savings Bank invests in short-term investment securities and other interest- earning assets which provide liquidity to meet lending requirements. Although the Savings Bank has been able to generate enough cash through the retail deposit market, its traditional funding source, the Savings Bank may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At September 30, 1997, the Savings Bank had $1.5 million of outstanding advances from the FHLB of Pittsburgh.

      Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Savings Bank invests in various lending products and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At September 30, 1997, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $1.3 million in mortgage loans and $644,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $1.7 million. Certificates of deposit scheduled to mature in three months or less at September 30, 1997, totaled $3.9 million. Management of the Savings Bank believes that the Savings Bank has adequate resources, including principal payments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Savings Bank.

      As of September 30, 1997, the Savings Bank has regulatory capital which was in excess of required amounts.

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

Item 6.     Exhibits and Reports on Form 8-K.

      a)    Exhibits

            27    Financial Data Schedule

      b)    Reports on Form 8-K

            The Company filed a Form 8-K, dated July 30, 1997, to announce the repurchase of up to five percent of the Company's outstanding common stock.

                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PENNWOOD BANCORP, INC.



Date:  November 10, 1997       By: /s/ Paul S. Pieffer
                                   --------------------------------
                                   Paul S. Pieffer, President and
                                   Chief Executive Officer


Date:  November 10, 1997       By: /s/ James W. Kihm
                                   --------------------------------
                                   James W. Kihm, Vice President and
                                   Secretary (principal financial officer)