Form 10QSB
period 1997-12-31
PENNWOOD BANCORP INC
filed 1998-02-13
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                  FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1997

                                       OR

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from               to
                                                  -------------    ------------


                       Commission file number 0-21939

                           Pennwood Bancorp, Inc.
-------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Pennsylvania                                  25-1783648
--------------------------------------------------     ------------------------
  (State or Other Jurisdiction of Incorporation            (I.R.S. Employer
               or Organization)                           Identification No.)


             683 Lincoln Avenue
          Pittsburgh, Pennsylvania                               15202
--------------------------------------------------     ------------------------
  (Address of Principal Executive Offices)                     (Zip Code)



                                 (412) 761-1234
          --------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                  ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   550,641

         Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                             PENNWOOD BANCORP, INC.

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS.                                                         3

         Consolidated Balance Sheets (As of December 31, 1997
         (unaudited) and June 30, 1997)                                                3

         Consolidated Statements of Income (For the three months ended
         December 31, 1997 and 1996 (unaudited) and for the
         six months December 31, 1997 and 1996 (unaudited))                            4

         Consolidated Statements of Cash Flows (For the six months
         ended December 31, 1997 and 1996 (unaudited))                                 5

         Notes to Consolidated Financial Statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                       10



PART II. OTHER INFORMATION
-------- -----------------


ITEM 1.  LEGAL PROCEEDINGS.                                                           15
ITEM 2.  CHANGES IN SECURITIES.                                                       15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                             15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                         15
ITEM 5.  OTHER INFORMATION.                                                           15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                            15


SIGNATURES

                             PENNWOOD BANCORP, INC.
                          Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                                 Dec 31               June 30,
                                Assets                                             1997                   1997
                                ------                                       ----------               --------
Cash and amounts due from depository institutions                                $1,021                   $936
Money market investments at cost which approximates
   market value                                                                   2,394                    868
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $9,905 and $18,227)                     10,019                 18,224
   Held-to-maturity (Market value of $1,513 and $720)                             1,507                    712
Loans receivable, net                                                            30,305                 26,980
Real estate owned, net                                                               25                     37
Federal Home Loan Bank stock                                                        190                    345
Premises and equipment, net                                                       1,080                  1,089
Accrued interest receivable                                                         369                    534
Prepaid expenses and other assets                                                   301                    256
                                                                                -------                -------
                                Total assets                                    $47,211                $49,981


                    Liabilities and Shareholders' Equity
                    ------------------------------------
Liabilities:
   Savings deposits                                                             $36,267                $35,819
   Advances from borrowers for taxes and insurance                                  299                    320
   Accrued interest payable on savings deposits                                     517                    410
   Borrowed funds                                                                 1,448                  4,464
   Accrued expenses and other liabilities                                           190                    242
                                                                                -------                -------
                                Total liabilities                               $38,721                $41,255

Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;
         610,128 issued at December 31, 1997.                                   $     6                $     6
   Additional paid-in capital                                                     5,620                  5,603
   Retained earnings, substantially restricted                                    4,488                  4,355
   Treasury stock, at cost: 59,487 and 30,506 shares at December 31, 1997
   and June 30, 1997, respectively.                                                (981)                  (458)
   Unearned Employee Stock Ownership Plan shares                                   (415)                  (439)
   Unearned common stock - Recognition and Retention Plan                          (303)                  (339)
   Unrealized gain (loss) on securities available-for-sale                           75                     (2)
                                                                                -------                -------
                 Total shareholders' equity                                      $8,490                 $8,726
                                                                                -------                -------
                 Total liabilities and shareholders' equity                     $47,211                $49,981
                                                                                =======                =======

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                       Consolidated Statements of Income

                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                              Three Months Ended              Six Months Ended
                                                                  December 31,                  December 31,
                                                             1997            1996            1997         1996
                                                             ----            ----            ----         ----
Interest income:
     Loans                                                   $688            $540           $1,332       $1,061
     Investment securities                                    169             297              428          530
     Mortgage backed securities                                33              36               67           85
     Federal funds sold & other investments                    11               7               20           14
     Money market investments                                  47              50               68          147
                                                               --              --               --          ---
              Total interest income                           948             930            1,915        1,837

Interest expense:
     Interest on savings deposits                             423             386              845          790
     Interest on borrowed funds                                25              26               68           30
                                                               --              --               --           --
              Total interest expense                          448             412              913          820
                                                              ---             ---              ---          ---

              Net interest income                             500             518             1002         1017

Provision for loan losses                                      12               0               27            8
                                                               --               -               --            -
              Net interest income after provision
                for loan losses                               488             518              975         1009

Other income:
     Service charges                                           32              10               48           19
     Other                                                     42              17               63           35
                                                               --              --               --           --
              Total other income                               74              27              111           54

Other expenses:
     Compensation and employee benefits                       186             150              362          291
     Premises and occupancy costs                              56              52              115          105
     Federal insurance premiums                                 5               3               11           27
     SAIF assessment                                            0               0                0          247
     Data processing expense                                   20              19               40           38
     Net loss on real estate owned                              7              25                7           37
     Other operating expenses                                 102             118              188          196
                                                              ---             ---              ---          ---
              Total other expenses                            376             367              723          941
                                                             ----            ----             ----         ----

              Income before income taxes                      186             178              363          122


Provision for income taxes                                     74              51              123           12
                                                             ----            ----             ----         ----
              Net income                                     $112            $127             $240         $110
                                                             ====            ====             ====         ====

Basic earnings per share                                     $.22            $.23             $.46         $.20

Diluted earnings per share                                   $.21            N/A*             $.45         N/A*

Dividend declared per share                                  $.09            $.07             $.17         $.07


* Not applicable as there were no common stock equivalents outstanding at December 31, 1996.

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                     Consolidated Statements of Cash Flows

                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                                    SIX MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                           -------------------------------
OPERATING ACTIVITIES:                                                                           1997              1996
                                                                                                ----              ----
   Net Income                                                                                    $240              $110
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                                        27                28
       Provision for loan and real estate owned losses                                             39                45
       Decrease (Increase) in accrued interest receivable                                         166              (132)
       Decrease (Increase) in prepaid expenses and other assets                                   (47)              324
       Increase in accrued interest payable on deposits                                           107                66
       Decrease in deposits on stock subscription rights                                            0            (4,659)
       Other, net                                                                                  (2)                0
                                                                                                   --                 -
                                   Total adjustments                                              290            (4,328)
                                                                                                  ---            ------

                     Net cash (used) provided by operating activities                             530            (4,218)

INVESTING ACTIVITIES:

     Purchases of premises and equipment                                                          (18)                0
     Purchases of investment and mortgage-backed securities
       available-for-sale                                                                      (1,750)           (7,744)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                                          (995)                0
     Proceeds from maturities of investment and mortgage-backed
       securities held-to-maturity                                                                200               750
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                                                10,050             1,950
     Net (increase) in loans receivable                                                        (3,352)              (50)
     Net decrease in FHLB Stock                                                                   155                 0
     Other, net                                                                                    (7)               23
                                                                                                   --                --
                     Net cash provided (used) by investing activities                           4,283            (5,071)

FINANCING ACTIVITIES:

     Net decrease in passbook, club, money market and
       NOW accounts                                                                              (599)           (1,738)
     Net increase (decrease) in certificates of deposit accounts                                1,047              (584)
     Net decrease in advances from borrowers for
       taxes and insurance                                                                        (21)              (61)
     Proceeds from ESOP loan                                                                                        488
     Repayment of ESOP loan                                                                       (25)               (8)
     Release of ESOP shares                                                                        12                 0
     Purchase of Treasury Stock                                                                  (523)                0
     (Decrease) Increase of FHLB Advances                                                      (3,000)            1,000
     Issuance of common stock, net                                                                  0             5,804
     Stock acquired for employee stock ownership plan                                               0              (476)
     Dividends paid                                                                               (97)                0
     Other                                                                                          4                17
                                                                                                    -                --
                     Net cash (used) provided by financing activities                          (3,202)            4,442
                                                                                               -------           ------
Net increase (decrease) in cash and cash equivalents                                            1,611            (4,847)
Cash and cash equivalents, beginning of period                                                  1,804            10,106
                                                                                                -----            ------
Cash and cash equivalents, end of period                                                       $3,415            $5,259
                                                                                               ======            ======

See accompanying notes to unaudited consolidated financial statements

                                                                     (continued)

                             PENNWOOD BANCORP, INC.
                Consolidated Statements of Cash Flows, Continued

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                 6 MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                            ---------------------------
                                                                               1997             1996
                                                                               ----             ----
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest on savings deposits                                            $792             $727
                                                                                ====             ====

        Income taxes                                                             125                0
                                                                                 ===                =



See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

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

On January 27, 1997, the reorganization of the Savings Bank was completed. The resulting company is Pennwood Bancorp, Inc.

Note 4 - Adoption of New Accounting Principles

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15") and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending December 31, 1997. Prior year EPS data has been restated to conform with the requirements of SFAS No. 128.

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months and six months ended December 31, 1997 and 1996:

                                             Three months ended                        Six months ended
                                   December 31, 1997    December 31, 1996    December 31, 1997   December 31, 1996
                                   -----------------    -----------------    -----------------   -----------------

Weighted average number                  518,518             561,318              525,101            561,318
of shares outstanding
used to calculate Basic EPS

Dilutive securities:
      Stock Options                       14,429                 N/A               11,429                N/A

Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                              532,947                 N/A              536,530                N/A

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15 as well as SFAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129. This statement is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS No. 129 had no impact on the Company's financial statements.

Note 5 - Payment of Dividends

On December 17, 1997, the Company declared a quarterly dividend of $.09 per share, payable on January 15, 1998, to shareholders of record on December 31, 1997.

Note 6 - Special Deposit Insurance Assessment

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

Note 7 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense for the three months and six months ended December 31, 1997, was approximately $24,000 and $41,000, respectively.

Note 8 - Recent Accounting Pronouncements

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for the related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. Management does not expect SFAS No. 131 to have significant impact on the consolidated financial statements of the Company. This Statement is effective for financial statements for periods beginning after December 15, 1997.

Note 9 - Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium, "Year 2000," approaches. A team has been designated to conduct a comprehensive review of the Company's computer systems to identify the systems that could be affected by Year 2000 issues and is developing an implementation plan to address the issues. The Company relies on external processing vendors for its data processing requirements. To date, confirmations have been received from these vendors that plans are being developed to address processing of transactions in the year 2000. The team has not uncovered, as of the date hereof, any issue that is not being addressed that would have a material impact on the operations of the Company. However, if these modifications and conversions are not completed on a timely basis, it is understood that the Year 2000 problem could have a material impact on the operations of the Company.


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

         On July 12, 1996, the Savings Bank completed its conversion from the mutual to the stock form (the "Conversion"). In the Conversion, the Savings Bank issued 610,128 shares of common stock, which resulted in net proceeds to the Savings Bank of approximately $5.7 million. On January 27,1997, the Savings Bank completed its reorganization into the holding company form of ownership, whereby each outstanding share of common stock of the Savings Bank was converted into common stock of the Company and the Company acquired all the capital stock of the Savings Bank.

CHANGES IN FINANCIAL CONDITION

         The Company's total assets decreased by $2.7 million or 5.5% from $49.9 million at June 30, 1997 to $47.2 million at December 31, 1997. During the six months ended December 31, 1997 the Company's investment and mortgage-backed securities (classified as available for sale) decreased by $8.2 million or 45.0% from $18.2 million at June 30, 1997 to $10.0 million at December 31, 1997, while investment and mortgage-backed securities (classified as held-to-maturity) increased by $795,000, cash and amounts due from depository institutions increased by $85,000 and money market investments (consisting of interest-bearing deposits, including certificates of deposit, with other financial institutions) increased by $1.5 million. The Company's net loans receivable increased $3.3 million or 12.3% during the six-month period. During the six-month period, the Company's total liabilities decreased by $2.5 million or 6.1% at December 31, 1997. Borrowed money decreased by $3.0 million or 67.5%, which was offset by an increase in deposit liabilities of $448,000. Shareholders equity decreased by $236,000 during the six months ended December 31, 1997 as a result of the purchase of Treasury Stock of $523,000, which was partially offset by the market value adjustment on investments classified as available for sale of $77,000 and the year to date net income of $240,000.

RESULTS OF OPERATIONS

         NET INCOME. The Company reported net income of $112,000 and $240,000 for the three and six months ended December 31, 1997, respectively, compared to $127,000 and $110,000, during the three and six months ended December 31, 1996. The $15,000 decrease in net income for the three-month period ended December 31, 1997 was primarily due to a decrease in net interest income of $18,000, a $12,000 increase loan loss provisions, a $9,000 increase in other expenses and a $23,000 increase in income taxes, which were partially offset by a $47,000 increase in other income. The $130,000 increase in net income for the six-month period over the prior year was due to an increase in other income of $57,000 and a $218,000 decrease in other expenses (which included a special assessment of $247,000 to recapitalize the Savings Association Insurance Fund during the six months ended December 31, 1996), which were offset by a $15,000 decrease in net interest income, a $19,000 increase in loan loss provisions and a $111,000 increase in income taxes.

         The Company's net interest margin decreased by 24 basis points and 20 basis points to 4.46% and 4.44% for the three- and six-month periods ending December 31, 1997, respectively, from 4.70% and 4.64% for the three- and six-month periods ended December 31, 1996, respectively. The average yield earned on the Company's interest-earning assets increased by 2 basis points and 12 basis points, respectively, for the three- and six-month periods ended December 31, 1997, over the same periods ended December 31, 1996, which were offset by a 22 basis point and a 24 basis point increased in the average rate paid on the Company's interest-bearing liabilities, for the same periods ended December 31, 1997 and December 31, 1996, respectively.

         NET INTEREST INCOME. Net interest income decreased by $18,000 of 3.5% and $15,000 or 1.5% during the three months and six months ended December 31, 1997, respectively, as compared to the same periods ended December 31, 1996. The decrease was primarily due to a $1.3 million or 3.4% and $2.0 million or 5.7% increase in the average balance of interest-earning liabilities for the three and six months ended December 31, 1997, respectively, over the corresponding prior periods in 1996, which was partially offset by a $723,000 or 1.6% and $1.2 million or 2.8% increase in the average balance of interest-bearing assets and a 2 basis point and 12 basis point increase in the average rate paid thereon, for the same periods.

         During the three and six months ended December 31, 1997, total interest income increased by $18,000 or 1.9% and $78,000 or 4.2%, respectively, as compared to the same periods in 1996. The increases were primarily due to an increase in interest earned on loans of $148,000 or 27.4% and $271,000 or 25.5%, which were partially offset by a $128,000 or 43.1% and $102,000 or 19.2% decrease in interest earned on investment securities, and a $3,000 or 8.3% and $18,000 or 21.2% decrease in interest earned on mortgage-backed securities. The increase in interest earned on loans was due primarily to an $8.5 million or 40.3% and $7.7 million or 36.0% increase in the average balance of loans outstanding, during the three and six months ended December 31, 1997 as compared to the same periods in 1996, which was partially offset by a 93 basis point and 76 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $7.5 million or 40.2% and $3.8 million or 22.8% decrease in the average balance of investment securities. The increase in the average balance of loans outstanding reflected the Company's reinvestment of a portion of its maturing investment securities in loans.

         During the three and six months ended December 31, 1997, total interest expense increased by $36,000 or 8.7% and $93,000 or 11.3%, respectively, as compared to the same periods in 1996, due to an increase of $1.7 million or 7.7% and $1.4 million or 6.3% in the average balance of certificates of deposit and a 30 basis point and 23 basis point increase on the average rate paid thereon. Also, during the three and six months ended December 31, 1997, there was a $31,000 or 2.1% decrease and a $1.1 million or 152.6% increase in the average balance of borrowed money, as compared to the same periods in 1996.

         PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. During the three and six months ended December 31, 1997 the Company established provisions for loan losses of $12,000 and $27,000, respectively, as compared to $0 and $8,000 in the same periods in 1996.

         OTHER INCOME. Total other income increased by $47,000 or 174.1% and $57,000 or 105.6% during the three and six months ended December 31, 1997 as compared to the same periods in 1996. The increase was primarily due to a recovery of $45,000 of a $65,000 provision, established June 30, 1997, for potential expenses related to a regulatory determination of possible violations of Regulation Z (Truth in Lending), and an increase of income from other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees.)

         OTHER EXPENSES. Total other expenses increased by $9,000 or 2.4% and decreased by $218,000 or 23.2% during the three and six months ended December 31, 1997 as compared to the same periods in 1996. During the three months ended December 31, 1997, as compared to the corresponding period in 1996, there was an increase in compensation and employee benefits of $36,000 or 24.0%, an increase in office occupancy expenses of $4,000 or 7.7%, and an increase in federal insurance premiums of $2,000 or 66.7%, which were offset by an $18,000 or 94.7% decrease in real estate owned expenses and a $16,000 or 13.6% decrease in other miscellaneous expenses. During the six months ended December 31, 1997, as compared to the same period ending December 31, 1996, there was a $71,000 or 24.4% increase in compensation and employee benefits, a $10,000 or 9.5% increase in office occupancy expenses and a $2,000 or 5.3% increase in data processing expenses, which were offset by a $16,000 or 59.3% decrease in federal insurance premiums, a $30,000 or 81.1% decrease in real estate owned expenses, an $8,000 or 4.1% decrease in other miscellaneous expenses, and a $247,000 or 100.0% decrease in the special one-time SAIF assessment, which was assessed in the quarter ending September 30, 1996.

         PROVISION FOR INCOME TAXES. The Company incurred an increase of $23,000 or 45.1% and $111,000 or 925.0% in income tax expense for the three and six months ended December 31, 1997, as compared to the same periods in 1996. The six month increase as of December 31, 1997, as compared to December 31, 1996, was due to a tax credit of $112,000 on the SAIF assessment for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December 31, 1997, the Company had $1.0 million of outstanding advances from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At December 31, 1997, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $1.4 million in mortgage loans and $707,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $760,000. Certificates of deposit scheduled to mature in three months or less at December 31, 1997 totaled $4.8 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

         As of December 31, 1997, the Company had regulatory capital which was in excess of required amounts.

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

         None

                                  SIGNATURES



           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PENNWOOD BANCORP, INC.

Date: February 13, 1998            By: /s/ Paul S. Pieffer
                                      ------------------------------------------
                                       Paul S. Pieffer, President and
                                         Chief Executive Officer

Date: February 13, 1998            By: /s/ James W. Kihm
                                      ------------------------------------------
                                       James W. Kihm, Vice President and
                                         Secretary (principal financial officer)