Form 10QSB
period 1998-03-31
PENNWOOD BANCORP INC
filed 1998-05-14
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                                       OR


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    ------------

                         Commission file number 0-21939

                                                      Pennwood Bancorp, Inc.
------------------------------------------------------------------------------------------------------------
                                 (Exact Name of Small Business Issuer as Specified in Its Charter)


                           Pennsylvania                                               25-1783648
-------------------------------------------------------------------          -------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)                    (I.R.S. Employer
                                                                                    Identification No.)

                         683 Lincoln Avenue
                       Pittsburgh, Pennsylvania                                           15202
-------------------------------------------------------------------          -------------------------------
               (Address of Principal Executive Offices)                                 (Zip Code)

                                (412) 761-1234
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                   ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 610,128

       Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

                             PENNWOOD BANCORP, INC.

                               TABLE OF CONTENTS

                                                                                                  PAGE
PART I.       FINANCIAL INFORMATION
-------       ---------------------

ITEM 1.       FINANCIAL STATEMENTS.                                                                 3

              Consolidated Balance Sheets as of March 31, 1998
              (unaudited) and June 30, 1997                                                         3

              Consolidated Statements of Income for the three months
              ended March 31, 1998 and 1997 (unaudited) and for the
              nine months ended March 31, 1998 and 1997 (unaudited)                                 4

              Consolidated Statements of Cash Flows for the nine months
              ended March 31, 1998 and 1997 (unaudited)                                             5

              Notes to Consolidated Financial Statements                                            7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.                                                               10

PART II.      OTHER INFORMATION
--------      -----------------


ITEM 1.       LEGAL PROCEEDINGS.                                                                   16
ITEM 2.       CHANGES IN SECURITIES.                                                               16
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.                                                     16
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                                 16
ITEM 5.       OTHER INFORMATION.                                                                   16
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                                                    16



SIGNATURES

                             PENNWOOD BANCORP, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                                 (Unaudited)
                                                                                   March 31,               June 30,
Assets                                                                                  1998                   1997
                                                                                -------------          -------------
Cash and amounts due from depository institutions                                       $906                   $936
Money market investments at cost which approximates
   market value                                                                        5,705                    868
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $7,392 and $18,227)                           7,502                 18,224
   Held-to-maturity (Market value of $217 and $720)                                      211                    712
Loans receivable, net                                                                 30,215                 26,980
Real estate owned, net                                                                    11                     37
Federal Home Loan Bank stock                                                             190                    345
Premises and equipment, net                                                            1,058                  1,089
Accrued interest receivable                                                              326                    534
Prepaid expenses and other assets                                                        274                    256
                                                                                -------------          -------------

Total assets                                                                         $46,398                $49,981
                                                                                =============          =============


Liabilities and Shareholders' Equity

Liabilities:
   Savings deposits                                                                  $35,592                $35,819
   Advances from borrowers for taxes and insurance                                       276                    320
   Accrued interest payable on savings deposits                                          422                    410
   Borrowed funds                                                                      1,440                  4,464
   Accrued expenses and other liabilities                                                160                    242
                                                                                -------------          -------------
Total liabilities                                                                    $37,890                $41,255

Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;
         610,128 issued at March 31, 1998.                                                $6                     $6
   Additional paid-in capital                                                          5,632                  5,603
   Retained earnings, substantially restricted                                         4,467                  4,355
   Treasury stock, at cost: 59,487 and 30,506 shares at March 31, 1998
   and June 30, 1997, respectively.                                                     (981)                  (458)
   Unearned Employee Stock Ownership Plan shares                                        (403)                  (439)
   Unearned common stock - Recognition and Retention Plan                               (285)                  (339)
   Unrealized gain (loss) on securities available-for-sale                                72                     (2)
                                                                                -------------          -------------
                 Total shareholders' equity                                           $8,508                 $8,726

                 Total liabilities and shareholders' equity                          $46,398                $49,981
                                                                                =============          =============

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                   (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                             1998            1997            1998            1997
                                                             ----            ----            ----            ----
Interest income:
     Loans                                                   $676            $522          $2,006          $1,583
     Investment securities                                    128             319             556             849
     Mortgage backed securities                                33              36             100             121
     Federal funds sold & other investments                     8               4              28              18
     Money market investments                                  65              33             133             180
                                                               --              --             ---             ---
              Total interest income                           910             914           2,823           2,751

Interest expense:
     Interest on savings deposits                             416             393           1,261           1,183
     Interest on borrowed funds                                15              24              84              54
                                                               --              --              --              --
              Total interest expense                          431             417           1,345           1,237

              Net interest income                             479             497           1,478           1,514

Provision for loan losses                                     115              15             142              23
                                                              ---              --             ---              --
              Net interest income after provision
                for loan losses                               364             482           1,336           1,491

Other income:
     Service charges                                           21               9              69              28
     Other                                                     27              18              90              53
                                                               --              --              --              --
              Total other income                               48              27             159              81

Other expenses:
     Compensation and employee benefits                       185             148             547             439
     Premises and occupancy costs                              38              57             153             162
     Federal insurance premiums                                 6               6              17              33
     SAIF assessment                                            0               0               0             247
     Data processing expense                                   22              21              62              59
     Net loss on real estate owned                              1               3               8              40
     Other operating expenses                                  87              99             273             295
                                                               --              --             ---             ---
              Total other expenses                            339             334           1,060           1,275


              Income before income taxes                       73             175             435             297


Provision for income taxes                                     44              54             167              66

              Net income                                      $29            $121            $268            $231
                                                              ---            ----            ----            ----

Basic earnings per share                                    $0.06           $0.22           $0.52           $0.41

Diluted earnings per share                                  $0.06           $0.22           $0.50           $0.41

Dividend declared per share                                 $0.09           $0.07           $0.26           $0.14



See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     -------------------------
OPERATING ACTIVITIES:                                                                1998                 1997
---------------------                                                                ----                 ----

   Net Income                                                                    $    268             $    231
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                            49                   40
       Provision for loan and real estate owned losses                                140                   63
       Decrease (Increase) in accrued interest receivable                             208                 (128)
       (Increase) Decrease in prepaid expenses and other assets                       (18)                 229
       Increase (Decrease) in accrued interest payable on deposits                     12                  (37)
       Decrease in deposits on stock subscription rights                                -               (4,659)
       Other, net                                                                      62                  (62)
                                                                                 --------             --------
Total adjustments                                                                     453               (4,554)
                                                                                 --------             --------

Net cash (used) provided by operating activities                                      721               (4,323)

INVESTING ACTIVITIES:
---------------------

     Purchases of premises and equipment                                               (8)                  (4)
     Purchases of investment and mortgage-backed securities
       available-for-sale                                                          (1,750)             (10,941)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                              (999)                   -
     Proceeds from maturities of investment and mortgage-backed
       securities held-to-maturity                                                  1,500                1,500
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                                    12,500                2,900
     Proceeds of sale of real estate owned                                             18                   55
     Net (increase) in loans receivable                                            (3,377)                (890)
     Net decrease in FHLB Stock                                                       155                  (10)
     Other, net                                                                        37                   20
                                                                                 --------             --------
Net cash provided (used) by investing activities                                    8,076               (7,370)

FINANCING ACTIVITIES:
---------------------

     Net decrease in passbook, club, money market and
       NOW accounts                                                                  (880)                (371)
     Net increase (decrease) in certificates of deposit accounts                      653                 (550)
     Net decrease in advances from borrowers for
       taxes and insurance                                                            (44)                (103)
     Proceeds from ESOP loan                                                            -                  488
     Repayment of ESOP loan                                                           (36)                 (16)
     Release of ESOP shares                                                           (17)                   -
     Purchase of Treasury Stock                                                      (523)                   -
    (Decrease) Increase of FHLB Advances                                           (3,000)               1,000
     Issuance of common stock, net                                                      -                5,804
     Stock acquired for employee stock ownership plan                                   -                 (476)
     Dividends paid                                                                  (147)                 (43)
     Other                                                                              4                    -
                                                                                 --------             --------
Net cash (used) provided by financing activities                                   (3,990)               5,733

Net increase (decrease) in cash and cash equivalents                                4,807               (5,960)
Cash and cash equivalents, beginning of period                                      1,804               10,106
                                                                                 --------             --------
Cash and cash equivalents, end of period                                         $  6,611             $  4,146
                                                                                 ========             ========

See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
                                                                                     1998               1997
                                                                                     ----               ----
Supplemental disclosure of cash flow information:

  Cash paid during the period for:

       Interest on savings deposits                                                $1,301             $1,138
                                                                                   ------             ------

       Income taxes                                                                   148                 50
                                                                                      ---                 --

Sale of real estate owned (Cash proceeds received in subsequent period)                 0                  0
                                                                                        -                  -


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

The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. ("the Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank. All significant inter-company transactions have been eliminated in consolidation.

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

On January 27, 1997, the reorganization of the Savings Bank was completed. The resulting company is Pennwood Bancorp, Inc.

Note 4 - Adoption of New Accounting Principles

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No 15") and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending December 31, 1997. Prior year EPS data has been restated to conform with the requirements of SFAS No. 128.

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months and nine months ended March 31, 1998 and 1997:

                                                Three months ended                                 Nine months ended
                                  March 31, 1998           March 31, 1997             March 31, 1998           March 31, 1997
                                  --------------           --------------             --------------           --------------


Weighted average number                509,164                  563,772                  519,827                   562,608
of shares outstanding
used to calculate Basic EPS

Dilutive securities:
      Stock Options                     16,035                    16                      11,928                     0
                                        ------                    --                      ------                     -

Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                            525,199                  563,788                  531,755                   562,608

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

Note 5 - Payment of Dividends

On March 18, 1998, the Company declared a quarterly dividend of $.09 per share, payable on April 15, 1998, to shareholders of record of March 31, 1998.

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

Note 7 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense for the three months and nine ended March 31, 1998, was approximately $24,000 and $66,000, respectively.

Note 8 - Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as 'the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

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

Note 9 - Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium, "Year 2000," approaches. A team has been designated to conduct a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issues and is developing an implementation plan to address the issues. The Company relies on external processing vendors for its data processing requirements. To date, confirmations have been received from these vendors that plans are being developed to address processing of transactions in the year 2000. The team has not uncovered as of the date hereof, any issue that is not being addressed that would have a material impact on the operations of the Company. However, if these modifications and conversions are not completed on a timely basis, it is understood that the year 2000 problem could have a material impact on the operations of the Company.


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

       On July 12, 1996, the Savings Bank completed its conversion from the mutual to the stock form (the "Conversion"). In the Conversion, the Savings Bank issued 610,128 shares of common stock, which resulted in net proceeds to the Savings Bank of approximately $5.7 million. On January 27, 1997, the Savings Bank completed its reorganization into the holding company form of ownership whereby each outstanding share of common stock of the Savings Bank was converted into common stock of the Company and the Company acquired all the capital stock of the Savings Bank.

CHANGES IN FINANCIAL CONDITION

       The Company's total assets decreased by $3.6 million or 7.2% from $49.9 million at June 30, 1997 to $46.3 million at March 31, 1998. During the nine months ended March 31, 1998, the Company's investment and mortgage-backed securities (classified as available for sale) decreased by $10.7 million or 58.8% from $18.2 million at June 30, 1997 to $7.5 million at March 31, 1998, investment and mortgage-backed securities (classified as held-to-maturity) decreased by $501,000, and cash and amounts due from depository institutions decreased by $30,000, while money market investments (consisting of interest-bearing deposits, including certificates of deposit, with other financial institutions) increased by $4.8 million. This was primarily due to maturities and calls of investment securities and declining market interest rates. The Company's net loans receivable increased $3.2 million or 12.0% during the nine month period. This was due to the increase in loans on single family homes, funded by the proceeds from maturing and called investment securities. During the nine month period, the Company's total liabilities decreased by $3.4 million or 8.2% at March 31, 1998. Borrowed money decreased by $3.0 million or 67.7%, due to matured FHLB advances, and deposit liabilities decreased by $227,000. Shareholders equity decreased by $218,000 during the nine months ended March 31, 1998 as a result of the purchase of Treasury Stock of $523,000, which was partially offset by the market value adjustment on investments classified as available for sale of $74,000 and the year to date net income of $268,000.

RESULTS OF OPERATIONS

       NET INCOME. The Company reported net income of $29,000 and 268,000 for the three and nine months ended March 31, 1998, respectively, compared to $121,000 and $231,000, during the three and nine months ended March 31, 1997, respectively. The $92,000 decrease in net income for the three month period ended March 31, 1998 was primarily due to a decrease in net interest income of $18,000, a $5,000 increase in other expenses and a $100,000 increase in loan loss provisions, which was partially offset by a $21,000 increase in other income and a $10,000 decrease in income taxes. The $37,000 increase in net income for the nine month period over the prior year was due to an increase in other income of $78,000, and a $215,000 decrease in other expenses (which included a special assessment of $247,000 to recapitalize the Savings Association Insurance Fund ("SAIF") during the nine months ended March 31,
1997), which were offset by a $36,000 decrease in net interest income, a $119,000 increase in loan loss provisions and a $101,000 increase in income taxes.

       The Company's net interest margin decreased by 9 basis points and 16 basis points to 4.33% and 4.40%, for the three and nine month periods ending March 31, 1998 respectively, from 4.42% and 4.56% for the three and nine month periods ended March 31, 1997, respectively. The average yield earned on the Company's interest-earning assets increased by 10 basis points and 11 basis points, respectively, for the three and nine month periods ended March 31, 1998, over the same periods ended March 31, 1997, which were offset by a 15 basis point and a 22 basis point increase in the average rate paid on the Company's interest-bearing liabilities, for the same periods ended March 31, 1998, and March 31, 1997, respectively.

       NET INTEREST INCOME. Net interest income decreased by $18,000 or 3.6% and $36,000 or 2.3% during the three months and nine months ended March 31, 1998, respectively, as compared to the same periods ended March 31, 1997. The decrease for the three months ended March 31, 1998 over the three months ended March 31, 1997 was primarily due to a $722,000 or 1.6% decrease in the average balance of interest-earning assets which was partially offset by a $44,000 or 0.1% decrease in the average balance of interest-bearing liabilities and a 15 basis point increase in the average paid thereon. The decrease for the nine months ended March 31, 1998 over the nine months ended March 31, 1997 was primarily due to a $1.4 million or 3.7% increase in the average balance of interest-bearing liabilities which was partially offset by a $584,000 or 1.3% increase in the average balance of interest-bearing assets and an 11 basis point increase in the average rate earned thereon.

       During the three months ended March 31, 1998, total interest income decreased by $4,000 or 0.4%, as compared to the same period in 1997. The decrease was primarily due to a $194,000 or 54.6% decrease in interest earned on investment securities which was primarily offset by an increase in interest earned on loans of $154,000 or 29.5% and a $37,000 or 112.1% increase in interest earned on money market investments. During the nine months ended March 31, 1998, total interest income increased by $72,000 or 2.6% over the nine months ended March 31, 1997. The increase was primarily due to a $423,000 or 26.7% increase in interest earned on loans and a $10,000 or 55.6% increase in interest earned on federal funds and other investments, which were offset by a $314,000 or 32.4% decrease in interest earned on investment securities, and a $47,000 or 26.1% decrease in interest earned on money market investments. The increase in interest earned on loans was due primarily to a $8.5 million or 39.4% and $8.0 or 37.1% increase in the average balance of loans outstanding, during the three and nine months ending March 31, 1998 as compared to the same 1997 periods, which was partially offset by a 68 basis point and 75 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $10.8 million or 55.9% and $6.2 million or 34.8% decrease in the average balance of investment securities.

       During the three and nine months ended March 31, 1998, total interest expense increased by $14,000 or 3.4% and $108,000 or 8.7%, respectively, as compared to the same periods in 1997, due to an increase of $1.4 million or 6.2% and $1.4 million or 6.2%, respectively, in the average balance of certificates of deposit and a 22 basis point and 23 basis point increase on the average rate paid thereon. During the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, the average balance of borrowed money decreased by $3,000 or 0.2% while for the nine months ending March 31, 1998, there was a $743,000 or 75.4% increase in the average balance of borrowed money, as compared to the same 1997 period, due to an increase in advances from the FHLB.

       PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. During the three and nine months ended March 31, 1998, the Company established provisions for loan losses of $115,000 and $142,000, respectively, compared to $15,000 and $23,000 in the same 1997 periods. The increase in loan loss allowances resulted from an increase in loans outstanding and an increase in non-performing loans.

       OTHER INCOME. Total other income increased by $21,000 or 77.8% and $78,000 or 96.3% during the three and nine months ended March 31, 1998, respectively, as compared to the same 1997 periods. For the three months ended March 31, 1998, as compared to the same 1997 period, the increase was due to a $9,000 adjustment in real estate taxes previously paid and a $12,000 increase in service charges. During the nine months ended March 31, 1998 as compared to the same 1997 period, the increase was primarily due to a recovery, as a result of a subsequent court ruling, of $45,000 of a $65,000 provision, established June 30, 1997, for potential expenses related to a regulatory determination of possible violations of Regulation Z (Truth in Lending), and an increase of income from other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees).

       OTHER EXPENSES. Total other expenses increased by $5,000 or 1.5% and decreased by $215,000 or 16.9% during the three and nine months ended March 31, 1998, respectively, as compared to the same 1997 periods. During the three months ended March 31, 1998, as compared to the same period ending March 31, 1997, there was an increase in compensation and employee benefits of $37,000 or 25.0%, and an increase in data processing expense of $1,000 of 0.5% which were offset by a decrease in office occupancy expenses of $19,000 or 33.3%, a $2,000 or 66.7% decrease in real estate owned expenses and a $12,000 or 12.1% decrease in other miscellaneous expenses. During the nine months ended March 31, 1998, as compared to the same period ending March 31, 1997, there was a $108,000 or 24.6% increase in compensation and employee benefits, related to the adoption of new employee benefit plans and a $3,000 or 5.1% increase in data processing expense which were offset by a $9,000 or 5.6% decrease in office occupancy expenses, a $16,000 or 48.5% decrease in federal insurance premiums, a $32,000 or 80.0% decrease in real estate owned expenses, a $22,000 or 7.5% decrease in other miscellaneous expenses, and a $247,000 or 100.0% decrease in the special one-time SAIF assessment, which was assessed in the quarter ending September 30, 1996.

       PROVISION FOR INCOME TAXES. The Company incurred an decrease of $10,000 or 18.5% and an increase of $101,000 or 153.0% in income tax expense for the three and nine months ended March 31, 1998, as compared to the same 1997 periods. The nine month increase as of March 31, 1998, as compared to March 31, 1997, was partially due to a tax credit of $112,000 on the SAIF assessment, for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets, which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At March 31, 1998, the Company had $1.0 million of outstanding advances from the FHLB of Pittsburgh.

       Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At March 31, 1998, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $4.4 million in mortgage loans, $689,000 in unused lines of credit and $300,000 in investment securities. At the same date, the unadvanced portion of loans in process approximated $1.8 million. Certificates of deposit scheduled to mature in three months or less at March 31, 1998, totaled $3.4 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans on maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

       As of March 31, 1998, the Company had regulatory capital which was in excess of required amounts.

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


                                        PENNWOOD BANCORP, INC.



Date: May 14, 1998                By:   /s/ Paul S. Pieffer
                                        ---------------------------------------
                                        Paul S. Pieffer, President and
                                         Chief Executive Officer


Date: May 14, 1998                By:   /s/ James W. Kihm
                                        ---------------------------------------
                                        James W. Kihm, Vice President and
                                         Secretary (principal financial officer)