Form 10KSB40
period 1998-06-30
PENNWOOD BANCORP INC
filed 1998-09-28
CIK 1010837

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----   OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
-----   EXCHANGE ACT OF 1934

                          Commission File No.: 0-21939

                             PENNWOOD BANCORP, INC.
--------------------------------------------------------------------------------
(Name of Small Business Issuer in Its Charter)

        Pennsylvania                                           25-1783648
--------------------------------------------              ----------------------
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

683 Lincoln Avenue, Pittsburgh, Pennsylvania                      15202
--------------------------------------------              ----------------------
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

Yes   X    No
   ------    ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                 ------

Issuer's revenues for its most recent fiscal year: $3.9 million.

As of September 25, 1998, the aggregate value of the 517,074 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 145,450 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $5.7 million. This figure is based on the closing sales price of $11.00 per share of the Registrant's Common Stock on September 25, 1998. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 25, 1998: 662,524
Transitional Small Business Disclosure Format:  Yes        No    X
                                                    ------    ------

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Pennwood Bancorp, Inc. (the "Company)" is a Pennsylvania-incorporated bank holding company and the sole stockholder of Pennwood Savings Bank (the "Savings Bank"). The only significant assets of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At June 30, 1998, the Company had consolidated total assets of $46.0 million, total consolidated deposits of $35.7 million, and total consolidated stockholders' equity of $7.9 million.

       The Savings Bank is a Pennsylvania-chartered stock savings bank which was originally founded in 1910 as a Pennsylvania-chartered mutual savings association. The Savings Bank converted from a Pennsylvania-chartered mutual savings association to a Pennsylvania-chartered mutual savings bank in July 1993. In July 1996, the Savings Bank converted from a Pennsylvania- chartered mutual savings bank to a Pennsylvania-chartered stock savings bank. In January 1997, the Savings Bank organized to the holding company form of ownership and was acquired by the Company. The Savings Bank conducts business from its main office in Pittsburgh, Pennsylvania and two branch offices located in Kittanning, Pennsylvania. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

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

LENDING ACTIVITIES

       GENERAL. At June 30, 1998, the Company's net loan portfolio amounted to $33.6 million, or 73.0% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and consumer loans (consisting primarily of home equity and improvement loans). Consistent with its lending orientation, as of June 30, 1998, $22.0 million or 60.7% of the Company's total loan portfolio consisted of single-family residential loans and $9.1 million or 25.1% of the Company's total loan portfolio consisted of consumer and other loans. To a lesser extent, the Company also originates multi-family residential, commercial real estate and residential construction loans. At June 30, 1998, such loan categories amounted to $453,000, $1.1 million and $3.6 million, respectively, or 1.2%, 3.1% and 10.0% of the total loan portfolio, respectively. Substantially all of the Company's total loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veteran Affairs. Historically, the Company's lending activities have been concentrated in its primary market area of Allegheny County and Armstrong County, Pennsylvania and portions of the surrounding counties. The Company estimates that a substantial portion of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.

       LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                                June 30,
                                              ------------------------------------------------------------------------------

                                                       1998                       1997                         1996
                                              ----------------------      ---------------------       ----------------------

                                               Amount       Percent       Amount       Percent         Amount       Percent
                                              --------      --------      -------      --------       --------      --------

Single-family residential                     $22,006           60.7%     $14,857          50.2%        $9,572         40.8%
Multi-family residential                          453            1.2          478           1.6             85          0.3
Commercial real estate                          1,107            3.1        1,524           5.1          2,582         11.0
Construction                                    3,631           10.0        3,748          12.7          2,393         10.2
                                               ------          -----       ------         -----         ------        -----
    Total real estate loans                    27,197           75.0       20,607          69.6         14,632         62.3
Consumer loans:
  Home improvement/equity                       8,217           22.7        8,110          27.4          7,843         33.4
  Other(1)                                        840            2.3          906           3.0            998          4.3
                                               ------          -----       ------          ----         ------        -----
    Total consumer loans                        9,057           25.0        9,016          30.4          8,841         37.7
Commercial business loans                           -             --           --            --             --           --
                                               ------          -----       ------         -----         ------        -----
      Total loans                              36,254          100.0%      29,623         100.0%        23,473        100.0%
                                               ======          =====       ------         =====         ------        =====
Less:
  Loans in process                              1,852                       1,924                        1,487
  Deferred loan origination
    fees                                          310                         265                          129
  Unearned discounts                               73                         172                          352
  Allowance for loan losses                       394                         282                          337
                                                -----                      ------                       ------
    Net loans                                 $33,625                     $26,980                      $21,168
                                               ======                      ======                       ======

----------------------------

(1) Consists primarily of unsecured personal loans and lines of credit and automobile loans.

       CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                      Due One to          Due Five or
                                     Due One          Five Years             More
                                     Year or            After             Years After
                                      Less             6/30/98              6/30/98             Total
                                   -----------      --------------       -------------     -------------
                                                              (In thousands)
Single-family residential             $ 283             $4,739              $16,984            $22,006
Multi-family residential                 --                 81                  372                453
Commercial real estate                   --                687                  420              1,107
Construction                          1,852                397                1,382              3,631
Consumer                                644              2,254                6,159              9,057
Commercial business                      --                 --                   --                 --
                                      -----              -----               ------             ------
     Total                           $2,779             $8,158              $25,317            $36,254
                                      =====              =====               ======             ======


       The following table sets forth the dollar amount of all loans, before net items, due after June 30, 1999 which have fixed interest rates or which have floating or adjustable interest rates.



                                                       Floating or Adjustable-
                                         Fixed-Rates           Rates                 Total
                                         -----------  ------------------------   --------------
                                                           (In Thousands)
Single-family residential                    $15,560           $6,163                $21,723
Multi-family residential                          --              453                    453
Commercial real estate                            --            1,107                  1,107
Construction                                   1,567              212                  1,779
Consumer                                       7,573              840                  8,413
Commercial business                               --               --                     --
                                             -------           ------                -------
    Total                                    $24,700           $8,775                $33,475
                                             =======           ======                =======

       Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

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

       Loan applications originated by the Company are generally processed at the Company's main office in Pittsburgh. The loan applications are initially processed by loan processors and, once completed, are submitted first to the Vice President of Lending for initial approval and then to the Company's President and Chief Executive Officer who may approve loans up to $150,000. Loans of up to $227,150 also may be approved by such officers if originated by NVR Mortgage. Loans between $150,000 to $250,000 are submitted for approval to the Board of Director's Loan Committee, while loans in excess of $250,000 must be approved by the Company's Board of Directors. All commercial loans, regardless of amount, must be approved by the Board of Directors.

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

       Historically, the Company has not been an active purchaser of loans. However, in fiscal 1998, the Company purchased two single-family loans totaling $144,000 from FHLMC that the Company had been servicing. In fiscal 1997, the Company purchased seven commercial participation loans totaling $96,000, in May 1996, the Company purchased a $7,000 participation in a commercial loan, and prior to 1994 purchased participation interests in loans secured by commercial real estate and equipment-secured commercial leases. Such loans were generally purchased from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. The Company ceased purchasing such loans and participation interests as a result of an increase in delinquencies. At June 30, 1998, loans purchased and serviced by others totalled $888,000, of which none were classified as non-performing.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.



                                                      Year Ended June 30,
                                        -------------------------------------------------
                                           1998               1997                1996
                                        ----------      ---------------        ----------
                                                         (In Thousands)
Loan originations:
  Single-family residential               $  5,742              $ 6,014          $   557
  Multi-family residential                      --                   --               --
  Commercial real estate                        --                  180              160
  Construction                               4,920                3,966            2,644
  Consumer                                   3,461                4,197            2,927
  Commercial business                           --                   --               --
                                           -------               ------           ------
    Total loans originated                  14,123               14,357            6,288
Purchases(1)                                   144                   96                7
                                           -------               ------           ------
    Total loans originated
      and purchased                         14,267               14,453            6,295
Sales and loan principal
  reductions:
  Loans sold                                    --                   --               --
  Loan principal reductions                  7,609                9,014            8,532
                                             -----               ------            -----
    Total loans sold and
       principal reductions                  7,609                9,014            8,532
Increase (decrease) due to
  other items, net(2)                         (13)                  373            (440)
                                           -------               ------           ------

Net increase (decrease) in
  loan portfolio                          $  6,645              $ 5,812         $(2,677)
                                             =====               ======          =======

--------------------------
(1) In fiscal 1998, consists of two FHLMC loans that the Company had been servicing.

(2) Other items consist of loans in process, deferred fees and discounts and allowance for loan losses.

       A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1998, the Company's limit on loans-to-one borrower was approximately $1.3 million. Nevertheless, except in certain limited circumstances, the Company's loan policy currently limits its loans to one borrower to $300,000. At June 30, 1998, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $1.5 million in the aggregate, ranged from an aggregate of $250,000 to $459,000 and were secured primarily by single-family residential and commercial real estate. At June 30, 1998, $220,000 of the loans which comprise the Company's largest loans-to-one borrower were classified as non-performing.

       The Company's largest loans-to-one borrower consists of five loans which are secured by single-family residential rental properties. The five loans had an aggregate principal balance of $459,000 as of June 30, 1998, and three of the loans were over 90 days delinquent (with an aggregate principal balance of $220,000), one of the loans was 60 days delinquent (with a principal balance of $110,000) and one loan was 30 days delinquent (with a principal balance of $129,000), as of such date. Four of the five loans are secured by properties located within the Company's primary market area. The principal borrower (which consists of a partnership which is affiliated with the investment consulting and loan servicing firm with respect to which the Company has purchased commercial real estate and commercial business loans in the past) is currently negotiating with the Company in order to bring all of the loans current and, accordingly, the Company does not presently anticipate any loss of principal at this time.

       SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences located in its market area. At June 30, 1998, $22.0 million or 60.7% of the Company's total loan portfolio consisted of permanent single-family residential real estate loans.

       The Company had been emphasizing for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate. The loans emphasized by the Company have up to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Board of Governors of the Federal Reserve System ("Federal Reserve Board")). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Most adjustable rate single-family residential loans originated by the Company can, upon payment of a fee, be converted into fixed-rate loans during certain periods. Approximately 28.7% of the permanent single-family residential loans in the Company's loan portfolio at June 30, 1998 had adjustable interest rates. Recently, the Company has emphasized for its portfolio fixed-rate single-family residential mortgage loans.

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

       The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. At June 30, 1998, approximately $15.7 million or 71.3% of the permanent single-family residential loans in the Company's portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

       The Company is permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing a single-family residential loan. However, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property.

       MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The Company currently does not actively solicit such loans, which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers and members of the local community. At June 30, 1998, $1.6 million or 4.4% of the Company's total loan portfolio consisted of loans secured by multi-family residential and commercial real estate. The majority of the Company's multi-family residential and commercial real estate loans are secured by office buildings, restaurants, and other special purpose properties located within the Company's primary market area. Management does not expect to emphasize multi-family residential and commercial real estate lending in the near future.

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

       Multi-family residential and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting the extent of the nonresidential lending generally. In addition, the Company imposes loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. At June 30, 1998, $220,000 of the Company's multi-family residential and commercial real estate loans were non-performing, which constituted 33.6% of total non-performing loans at such date.

       CONSTRUCTION LOANS. The Company also originates residential construction loans to individuals who have a contract with a builder for the construction of their residence and, to a much lesser extent, to local real estate builders, generally with whom it has an established relationship. The Company's construction loans are secured by property located primarily in the Company's primary market area. At June 30, 1998, construction loans amounted to $3.6 million or 10.0% of the Company's total loan portfolio.

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

       The Company also provides construction and permanent financing to Owner-Builder borrowers, who act in the capacity of general contractor. These borrowers sub-contract portions of the overall construction project, and realize a price reduction for performing the balance of the work themselves. Owner-Builder loans present a higher degree of risk due to the inexperience of the borrowers in estimating construction costs and in scheduling work to ensure project completion within the contractual time period.

       CONSUMER LOANS. The Company has been originating consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Company include home equity lines of credit, home improvement loans, unsecured personal loans and lines of credit and automobile loans. At June 30, 1998, consumer loans amounted to $9.1 million or 25.1% of the Company's total loan portfolio.

       Home equity lines of credit are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company also offers home improvement loans in amounts up to 90% of the appraised value, less the amount of any existing prior liens. In 1987, the Company entered into a contractual arrangement with an individual who assisted the Company in originating and servicing home improvement loans through a network of dealers. Although the contractual arrangement was terminated in January 1994 (which resulted in the Company's recognition of $110,000 of expense during fiscal 1994), the Company continues to originate home improvement loans through a network of dealers which directly engage in the home improvement field. Generally, home equity lines of credit have a maximum term of ten years and interest rates which adjust in accordance with a designated prime rate plus a margin. Home improvement loans have a maximum term of ten years and generally carry fixed interest rates. In either case, the Company will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. A combination home improvement project, plus bill consolidation loan, can result in a home equity loan over $100,000. Such loans can have terms up to 240 months and usually require a first lien position if over $50,000. Under this amount, the loan may be a second mortgage if the overall loan-to-value ratio meets the bank's underwriting standards. Any loan over $100,000 shall be reported in the Loan Committee minutes. At June 30, 1998, home equity lines of credit and home improvement loans totaled $8.2 million or 22.6% of the Company's total loan portfolio.

       The Company also offers unsecured lines of credit up to $3,000 with terms up to 24 months, unsecured fixed rate loans up to $5,000 for borrowers with excellent credit support as well as automobile loans up to $25,000 with terms up to 60 months. The Company generally offers these loans to existing customers. At June 30, 1998, $840,000 or 9.3% of the Company's total consumer loan portfolio consisted of unsecured personal loans and lines of credit and automobile loans.

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

       Consumer loans generally have shorter terms and higher interest rates than mortgage loans but often involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers. Nevertheless, at June 30, 1998, $603,000 of the Company's consumer loans were non-performing, which constituted 92.2% of total non-performing loans and 6.7% of total consumer loans at such date.

       COMMERCIAL BUSINESS LOANS. In years prior to the fiscal year ended 1997, the Company became involved in purchasing office equipment and other commercial leases, primarily through the investment consulting and loan servicing firm located in Monroeville, Pennsylvania which was discussed above. The consulting firm underwrote the leases pursuant to the Company's underwriting standards and procedures. The Company then generally reviewed the documents and made a determination whether to purchase such lease. The Company no longer has any outstanding lease loans with this firm and does not plan to purchase any additional loans from them in the future.

       LOAN FEE INCOME. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

       The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 91, the Company recognized $140,000, $43,000 and $67,000 of deferred loan fees during the years ended

June 30, 1998, 1997, and 1996, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

ASSET QUALITY

       DELINQUENT LOANS. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made at least 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, the loan and payment history are reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. The Company generally initiates such proceedings when a loan becomes 90 days delinquent. The Company recently hired a full time collector to improve loan recovery efforts.

       The following table sets forth information concerning delinquent loans at June 30, 1998, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                           June 30, 1998
                             ---------------------------------------------------------------------------------------------------
                                        30-59                                                            90 or More Days
                                     Days Overdue                     60-89 Days Overdue                     Overdue
                             ----------------------------       -------------------------------    -----------------------------
                                               Percent                               Percent                         Percent
                                               of Total                              of Total                        of Total
                               Amount           Loans              Amount             Loans          Amount           Loans
                             ----------     -------------       -----------        ------------    ---------      --------------
                                                                       (Dollars in Thousands)
Single-family residential       $116             0.34%              $205               0.61%           $51              0.15%
Multi-family residential
  and commercial real
  estate                         129             0.38                227               0.68              -                --

Construction                      --               --                 --                 --             --                --
Consumer                         205             0.61                141               0.42            603              1.79
Commercial business               --               --                 --                 --              -                --
                                 ---             ----                ---               ----            ---              ----
  Total delinquent loans        $450             1.33%              $573               1.71%          $654              1.94%
                                 ===             ====                ===               ====           ====              ====


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


                                                                         June 30,
                                                         ---------------------------------------
                                                           1998           1997            1996
                                                         --------      ---------       ---------
                                                                  (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                                 $51           $ 96            $111
  Multi-family residential and
    commercial real estate                                   --             60              60
  Construction                                               --             --              --
  Consumer                                                  272            117             137
  Commercial business                                        --             --              --
                                                            ---            ---             ---
    Total non-accruing loans                                323            273             308
Accruing loans greater than
  90 days delinquent:
  Single-family residential                                  --             --               2
  Multi-family residential and
    commercial real estate                                   --             --              --
  Consumer                                                  331            181             196
                                                            ---            ---             ---
    Total accruing loans greater than
     90 days delinquent                                     331            181             198
                                                            ---            ---             ---
    Total non-performing loans                              654            454             506
Real estate owned                                            11             37             166
                                                            ---            ---             ---
  Total non-performing assets                              $665           $491            $672
                                                            ---            ===             ===
  Total non-performing loans
    as a percentage of total loans                         1.94%          1.68%           2.39%
                                                           ====           ====            ====
  Total non-performing assets
    as a percentage of total assets                        1.44%          0.98%           1.43%
                                                           ====           ====            ====


       For the years ended June 30, 1998, 1997 and 1996, approximately $42,000, $26,000 and $29,000, respectively, in gross interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the years ended June 30, 1998, 1997 and 1996, $12,000, $10,000 and $6,000, respectively, were included in interest income for these same loans.

       The $654,000 of non-performing loans at June 30, 1998 included $51,000 of single-family residential loans, $603,000 of consumer loans (consisting of 56 loans, 40 of which are secured by single-family residential real estate), and no commercial business loan. The $11,000 of real estate owned at June 30, 1998 consisted of one single family residential property.

       The increase in non-performing assets during the year ended June 30, 1998 was primarily due to a $305,000 increase in non-performing consumer loans offset by a $45,000 decrease in non-performing single-family residential loans, a $60,000 decrease in non-performing multi-family residential and commercial real estate loans and a $26,000 decrease in real estate owned. The increase in non-performing consumer loans reflected a deterioration in credit quality. The decrease in non-performing single-family residential loans and multi-family residential and commercial real estate loans reflected the Company's ongoing collection efforts. The decline in real estate owned resulted from the sale of property.

       ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, filed as Exhibit 13 hereto (the "1998 Annual Report").

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

       The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                        Year Ended June 30,
                                         ---------------------------------------------------
                                             1998               1997               1996
                                         -----------       --------------       ------------
                                                       (Dollars in Thousands)

Total loans outstanding (net)              $33,625             $26,980            $21,168
                                            ======              ======             ======
Average loans outstanding, net             $30,152             $22,377            $22,708
                                            ======              ======             ======
Balance at beginning of period             $   282             $   337            $   531
Charge-offs:
  Single-family residential                      6                  --                 --
  Multi-family residential and
    commercial real estate                      60                  --                116
  Consumer                                     146                  95                194
  Commercial business                           --                  --                  2
                                             -----               -----             ------
    Total charge-offs                          212                  95                312
Recoveries:
  Consumer                                      12                  11                 13
                                             -----               -----             ------
    Total recoveries                            12                  11                 13
                                             -----               -----             ------
Net charge-offs                               (200)                (84)              (299)
Provision for loan losses                      312                  29                105
                                             -----               -----             ------
Balance at end of period                      $394             $   282            $   337
                                               ===              ======             ======
Allowance for loan losses as a
  percent of total loans  outstanding         1.17%               1.05%              1.59%
                                             =====               =====              =====
Allowance for loan losses as a
  percent of total non-performing loans      60.24%              62.11%             66.60%
                                             =====               =====              =====
Ratio of net charge-offs to
  average loans outstanding                   0.66%               0.38%              1.32%
                                             =====               =====              =====

       The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.


                                                                               June 30,
                                  -------------------------------------------------------------------------------------------------
                                            1998                                1997                               1996
                                  ----------------------------    ---------------------------------    ----------------------------
                                               Percent of                            Percent of                      Percent of
                                              Loans in Each                        Loans in Each                    Loans in Each
                                               Category to                          Category to                      Category to
                                   Amount      Total Loans           Amount         Total Loans         Amount       Total Loans
                                  -------    -----------------    -----------   -------------------    ---------  -----------------
                                                                        (Dollars in Thousands)


Single-family residential             $78           70.7%             $ 76              62.9%          $    22          51.0%
  loans(1)
Multi-family residential and
  commercial real estate loans         66            4.3               130               6.7               170          11.3
Consumer loans                        250           25.0                76              30.4               145          37.7
Commercial business loans              --              -                --                 -                 -            --
                                      ---            ---               ---             -----            ------         -----

     TOTAL                           $394            100%             $282             100.0%          $   337         100.0%
                                      ===            ===               ===             =====            ======         =====

----------------
(1) Includes both permanent and construction loans secured by single-family residential real estate.

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

       Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities that management has the clear intent of selling in advance of maturity, or which management is uncertain it will hold until maturity are classified as available for sale and are reported at their fair value. At June 30, 1998, $7.7 million of the Company's $7.9 million of investment securities were classified as available for sale and the remaining $210,000 were classified as held to maturity.

       The following table sets forth information relating to the amortized cost and market value of the Company's investment securities (including investment securities held to maturity and available for sale).


                                                                                     June 30,
                                               -------------------------------------------------------------------------------
                                                           1998                         1997                      1996
                                               ----------------------------    ----------------------    ---------------------
                                                Amortized         Market        Amortized    Market       Amortized    Market
                                                   Cost           Value           Cost       Value          Cost       Value
                                               -------------  -------------    -----------  ---------     ----------  --------
                                                                                   (In Thousands)
Investment securities held to
  maturity:
  U.S. Government and agency
    obligations                                     $   --       $   --          $    --     $    --       $ 2,000     $ 2,004
  Corporate obligations                                 --           --              497         500           764         775
  Municipal obligations                                200          205              200         205           200         202
  Mortgage-backed securities                            10           10               15          15            20          20
  Other                                                 --           --               --          --            --          --
                                                      ----         ----             ----        ----          ----        ----
    Total investment securities held
      to maturity                                   $  210       $  215          $   712     $   720       $ 2,984     $ 3,001
                                                       ===          ===           ======      ======        ======      ======
Investment securities available for
  sale:
  U.S. Government and agency
    obligations                                     $5,696       $5,735          $15,741     $15,729       $ 8,002     $ 7,919
  Corporate obligations                                 --           --              400         401           398         403
  Mortgage-backed securities                         1,644        1,693            1,836       1,835         1,980       1,944
  Other(1)                                             313          324              250         259            --          --
                                                       ---          ---           ------      ------        ------      ------
    Total investment securities
      available for sale                            $7,653       $7,752          $18,227     $18,224       $10,380     $10,266
                                                     =====        =====           ======      ======        ======      ======

-----------------
(1)    Consists of FNMA Preferred Stock.

       The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.


                                                                         Contractually Maturing
                                         --------------------------------------------------------------------------------------
                                                          Weighted                       Weighted                     Weighted
                                                          Average                        Average          Over 5      Average
                                         Under 1 Year      Yield           1-5 Years      Yield            Years       Yield
                                         ------------    ----------       -----------   ----------       --------     ---------
                                                                         (Dollars in Thousands)
Investment securities held to
  maturity:
  U.S. Government and
    agency obligations                     $    -              -%           $    -             -%              $--           --%
  Corporate obligations                        --             --                --            --                --            -
  Municipal obligations                        --             --                --            --               200         5.75
  Mortgage-backed securities                   --             --                --            --                10         7.50
                                            -----                            -----                           -----
  Total investment securities
    held to maturity                       $    -             --%           $   --            --%           $  210         5.83%
                                            =====          =====             =====         =====               ===         ====
Available for sale(1):
  U.S. Government and
    agency obligations                     $   --             --%           $1,257          6.97%           $4,802         7.27%
  Corporate obligations                        --             --                --            --                --           --
  Mortgage-backed securities                   --             --                --            --             1,693         7.26
                                            -----                            -----                           -----
    Total investment securities
      available for sale                   $   --             --%           $1,257          6.97%           $6,495         7.27%
                                            =====          =====             =====          ====             =====         ====

-------------------------------
(1)    Reflected at fair value.

       The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security. In addition, due to repayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities. See Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, filed as Exhibit 13 hereto.

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

       The Company's deposits are obtained primarily from residents of Allegheny County and Armstrong County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1998.

       The following table shows the distribution of and certain other information relating to the Company's deposits by type as of the dates indicated.



                                                                                   June 30,
                                         --------------------------------------------------------------------------------------
                                                     1998                            1997                        1996
                                         --------------------------        -----------------------     ------------------------
                                                        Percent of                      Percent of                  Percent of
                                           Amount        Deposits            Amount     Deposits         Amount      Deposits
                                         ----------     -----------        ----------  -----------     ----------  ------------
                                                                            (Dollars in Thousands)
Transaction accounts:
  Passbook savings and club
    accounts                                $8,669           24.24%         $ 9,168         25.60%        $10,577        28.28%
  NOW accounts                               3,322            9.29            3,221          8.99           3,028         8.11
  Money market accounts                        528            1.48              724          2.02           1,008         2.70
                                            ------          ------           ------        ------          ------       ------
    Total transaction accounts              12,519           35.01           13,113         36.61          14,593        39.09
                                            ------          ------           ------        ------          ------       ------

Certificates of deposit:
  Within 1 year                             11,983           33.52           12,075         33.71          12,199        32.68
  1-2 years                                  4,462           12.48            4,171         11.64           3,628         9.72
  2-3 years                                  2,722            7.61            2,360          6.59           2,978         7.98
  3-4 years                                  2,089            5.84            1,955          5.46           2,040         5.46
  4-5 years                                  1,979            5.54            2,145          5.99           1,895         5.08
  Over 5 years                                   -               -               --            --              --           --
                                            ------          ------           ------        ------          ------       ------
    Total certificates of deposit           23,235           64.99           22,706         63.39          22,740        60.91
                                            ------           -----           ------        ------          ------       ------
    Total deposits                         $35,754          100.00%         $35,819        100.00%        $37,333       100.00%
                                            ======          ======           ======        ======          ======       ======

       The following table sets forth the savings activities of the Company during the periods indicated.



                                             Year Ended June 30,
                                --------------------------------------------
                                    1998            1997           1996
                                ------------   -------------   -------------
                                               (In Thousands)
Deposits                            $34,734        $30,947       $29,221
Withdrawals                          35,776         33,404        30,889
                                     ------        -------        ------
  Net decrease before
    interest credited                (1,042)        (2,457)       (1,668)
Interest credited                       977            943         1,182
                                     ------         ------        ------
  Net increase (decrease)
    in deposits                     $  (65)        $(1,514)      $  (486)
                                     ======         =======       =======

       The following table shows the interest rate and maturity information for the Company's certificates of deposit at June 30, 1998.


                                                             Maturity Date
                      -------------------------------------------------------------------------------------------
   Interest Rate      One Year or Less    Over 1-2 Years       Over 2-3 Years       Over 3 Years        Total
-------------------   ----------------    --------------      ----------------     --------------    ------------
                                                             (In Thousands)
2.00 - 4.00%            $                    $   33               $   --                $   --          $    33
4.01 - 6.00%             11,104               2,888                  909                 1,202           16,103
6.01 - 8.00%                879               1,541                1,813                 2,866            7,099
                        -------               -----                -----                 -----           ------
  Total                 $11,983              $4,462               $2,722                $4,068          $23,235
                         ======               =====                =====                 =====           ======


       The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at June 30, 1998.


         Certificates of deposit maturing
               in quarter ending:                      Amount
     ----------------------------------------   ---------------------
                                                   (In Thousands)

     September 30, 1998                                   $  105
     December 31, 1998                                       202
     March 31, 1999                                          422
     After March 31, 1999                                  1,576
                                                           -----
      Total certificates of deposit with
      balances of $100,000 or more                        $2,305
                                                           =====

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

EMPLOYEES

       The Company had 11 full-time employees and 9 part-time employees as of June 30, 1998. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys good relations with its personnel.

SUBSIDIARIES

       At June 30, 1998, the Company had two wholly-owned subsidiaries, the Savings Bank and Pennwood Service Corporation, which held no significant assets and was inactive as of such date.

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

       At June 30, 1998, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

       On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points. From 1998 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points.

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

       The FDIC also requires that savings banks meet a risk-based capital standard. The risk- based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1998, the Savings Bank met each of its capital requirements.

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

       REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution- affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.


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

       At June 30, 1997 (the most recent date for which a tax return has been filed), the federal income tax bad debt reserves of the Savings Bank included $979,000 for which no federal income tax has been provided. Because of these federal income tax bad debt reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Saving Bank are substantially restricted.

       On August 20, 1996, President Clinton signed into law the "Small Business Job Protection Act" which included legislation, effective for tax years beginning after December 31, 1995, whereby a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions will be permitted to use the experience method in lieu of deducting bad debts only as they occur. The legislation will require the Savings Bank to realize increased current tax liability over a period of at least six years, beginning in the fiscal year ending June 30, 1998. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year beginning before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. However, such recapture requirements may be suspended for each of two successive taxable years beginning on or after January 1, 1996, in which the Savings Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Savings Bank's bad debt reserves accumulated the first tax year ending after 1987 would not have a material adverse effect on the Savings Bank's financial condition and results of operations.

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

       NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1998, the Savings Bank had no NOL carryforwards for federal income tax purposes.

       AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through June 30, 1993 have been closed for the purpose of examination by the Internal Revenue System.

       STATE TAXATION. The Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Savings Bank's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Savings Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At June 30, 1998, the Savings Bank had no net operating losses.

ITEM 2. PROPERTIES

       At June 30, 1998, the Company conducted its business from its main office in Pittsburgh, Pennsylvania and two branch offices in Kittanning, Pennsylvania. The following tables set forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at June 30, 1998.



                                                                     Net Book Value of       Amount of
          Description/Address                    Leased/Owned              Property           Deposits
----------------------------------------       -----------------    -------------------    -------------
                                                                               (In Thousands)

Main Office                                          Owned                 $  273               $15,214
683 Lincoln Avenue
Pittsburgh, Pennsylvania 15202

Branch Offices:
125 Market Street                                    Owned                 $  712               $12,894
Kittanning, Pennsylvania 16201

4 Hilltop Plaza                                     Leased(1)              $   59               $ 7,646
                                                                            -----                ------
Kittanning, Pennsylvania 16201

               Total                                                       $1,044               $35,754
                                                                            =====                ======
-------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information required herein is incorporated by reference from page 60 of the Company's 1998 Annual Report to Stockholders filed as Exhibit 13 hereto ("1998 Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The information required herein is incorporated by reference from pages 4 to 18 of the 1998 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

       The information required herein is incorporated by reference from pages 19 to 57 of the 1998 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required herein is incorporated by reference from the Registrant's Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB ("Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

       The information required herein is incorporated by reference from the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1998 Annual Report:

              Independent Auditors' Report.

              Consolidated Statements of Financial Condition as of June 30, 1998 and 1997.

              Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996.

              Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.

              Notes to Consolidated Financial Statements.


                                     III-1

       The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

No.         Exhibits
---         --------
3.1         Articles of Incorporation of Pennwood Bancorp, Inc.*
3.2         Bylaws of Pennwood Bancorp, Inc.*
4           Stock Certificate of Pennwood Bancorp, Inc.*
10.1        Pennwood Bancorp, Inc. 1997 Stock Option Plan.**
10.2        Pennwood Bancorp, Inc. 1997 Recognition Plan and Trust Agreement.**
13          Annual Report to Stockholders for
            the Year Ended June 30, 1998
21          List of Subsidiaries
            (See "Item I. Business - Subsidiaries" in
            this Form 10-KSB)
27          Financial Data Schedule

-----------------------------

     * Incorporated herein by reference from the Company's Registration Statement on Form 8-B filed with the SEC on January 9, 1998.

     **     Incorporated herein by reference to the Company's Proxy Statement on
Schedule 14A filed with the SEC on February 21, 1997.

     (b) Reports filed on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1998.


                                      III-2

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




/s/ PAUL S. PIEFFER                                 September 28, 1998
-------------------------------------
Paul S. Pieffer
President, Chief Executive
 Officer and Director

/s/ CHARLES R. FRANK
-------------------------------------               September 28, 1998
Charles R. Frank
Chairman of the Board and
 Director

/s/ MARY M. FRANK
-------------------------------------               September 28, 1998
Mary M. Frank
Vice Chairman of the Board,
Director and Treasurer

/s/ JOHN B. MALLON
-------------------------------------               September 28, 1998
John B. Mallon
Director


                                      III-3

/s/ C. JOSEPH TOUHILL
-------------------------------------               September 16, 1998
C. Joseph Touhill
Director

/s/ ROBERT W. HANNAN
-------------------------------------               September 28, 1998
Robert W. Hannan
Director

/s/ MICHAEL KOTYK
-------------------------------------               September 28, 1998
Michael Kotyk
Director

/s/ H.J. ZOFFER
-------------------------------------               September 28, 1998
H.J. Zoffer
Director

/s/ JAMES W. KIHM
-------------------------------------               September 28, 1998
James W. Kihm
Vice President and Secretary
(also principal accounting officer)


                                      III-4