Form 10QSB
period 1998-09-30
PENNWOOD BANCORP INC
filed 1998-11-13
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------

                                   FORM 10-QSB



         /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                       OR


         / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ____________

                         Commission file number 0-21939


                             Pennwood Bancorp, Inc.
-------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                Pennsylvania                                 25-1783648
----------------------------------------------     ----------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
               or Organization)                          Identification No.)


             683 Lincoln Avenue
           Pittsburgh, Pennsylvania                            15202
-----------------------------------------------    ----------------------------
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

        Pennwood Bancorp, Inc. had 657,524 shares of common stock outstanding as of November 12, 1998.

        Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS


                                                                           Page

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.                                                3

        Consolidated Balance Sheets as of September 30, 1998
        (unaudited) and June 30, 1998                                        3

        Consolidated Statements of Income for the three months
        ended September 30, 1998 and 1997 (unaudited)                        4

        Consolidated Statements of Cash Flows for the three months
        ended September 30, 1998 and 1997 (unaudited)                        5

        Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                10

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.                                                  14

Item 2. Changes in Securities.                                              14

Item 3.  Defaults Upon Senior Securities.                                   14

Item 4. Submission of Matters to a Vote of Security-Holders.                14

Item 5. Other Information.                                                  14

Item 6. Exhibits and Reports on Form 8-K.                                   14


SIGNATURES


                             PENNWOOD BANCORP, INC.
                           Consolidated Balance Sheets


                      (Dollars in Thousands Except Share Data)

                                                               Sept. 30     June 30,
                                Assets                           1998         1998
                                ------                         ---------    ---------
                                                              (Unaudited)


Cash and amounts due from depository institutions                $476           $527
Money market investments at cost which approximates
  market value                                                  2,821          2,026
Investment and mortgage-backed securities:
  Available-for-sale (Amortized cost of $5,962 and $7,652)      6,078          7,752
  Held-to-maturity (Market value of $216 and $216)                209            210
Loans receivable, net                                          38,617         33,625
Real estate owned, net                                             67             11
Federal Home Loan Bank stock                                      300            284
Premises and equipment, net                                     1,250          1,044
Accrued interest receivable                                       356            331
Prepaid expenses and other assets                                 235            270
                                                              -------        -------
    Total assets                                              $50,409        $46,080
                                                              -------        -------

            Liabilities and Shareholders' Equity
            ------------------------------------

Liabilities:
  Savings deposits                                            $35,532        $35,754
  Advances from borrowers for taxes and insurance                 178            392
  Accrued interest payable on savings deposits                    484            423
  Borrowed funds                                                6,423          1,432
  Accrued expenses and other liabilities                          162            118
                                                              -------        -------
    Total liabilities                                          42,779         38,119
                                                              -------        -------
Shareholders' Equity:
  Common Stock, $.01 par value; 4,000,000 shares authorized;
    813,419 issued at September 30, 1998                            8              8
  Additional paid-in capital                                    5,652          5,644
  Retained earnings, substantially restricted                   4,479          4,427
  Treasury stock, at cost: 150,895 and 116,025 shares
    at September 30, 1998 and June 30, 1998, respectively.     (1,957)        (1,526)
  Unearned Employee Stock Ownership Plan shares                  (378)          (391)
  Unearned common stock - Recognition and Retention Plan         (250)          (267)
  Unrealized gain (loss) on securities
    available-for-sale, net                                        76             66
                                                              -------        -------
    Total shareholders' equity                                  7,630          7,961
                                                              -------        -------
    Total liabilities and shareholders' equity                $50,409        $46,080


         See accompanying notes to unaudited consolidated financial statements

                           PENNWOOD BANCORP, INC.
                     Consolidated Statements of Income

                                (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)


                                                          Three Months Ended
                                                             September 30,
                                                           1998         1997
                                                         --------     --------

Interest income:
  Loans                                                    $804         $644
  Investment securities                                     110          259
  Mortgage-backed securities                                 29           34
  Federal funds sold & other investments                      5            9
  Money market investments                                   25           21
                                                         --------     --------
    Total interest income                                   973          967

Interest expense:
  Interest on savings deposits                              407          422
  Interest on borrowed funds                                 51           43
                                                         --------     --------
    Total interest expense                                  458          465

    Net interest income                                     515          502

Provision for loan losses                                    13           15
                                                         --------     --------
  Net interest income after provision
    for loan losses                                         502          487

Other income:
  Service charges                                            16           16
  Other                                                      19           21
                                                         --------     --------
    Total other income                                       35           37

Other expenses:
  Compensation and employee benefits                        206          176
  Premises and occupancy costs                               54           59
  Federal insurance premiums                                  5            6
  Data processing expense                                    19           20
  Other operating expenses                                   93           86
                                                         --------     --------
    Total other expenses                                    377          347


    Income before income taxes                              160          177


Provision for income taxes                                   61           49
                                                         --------     --------
    Net income                                              $99         $128
                                                         --------     --------
Basic earnings per share                                  $0.16        $0.18

Diluted earnings per share                                $0.16        $0.18

Dividend declared per share                               $0.07        $0.08


     See accompanying notes to unaudited consolidated financial statements

                            Pennwood Bancorp, Inc.
                     Consolidated Statements of Cash Flows

                                   (Unaudited)
                             (Dollars in Thousands)

                                                           Three Months Ended
                                                              September 30,
                                                           ------------------

Operating Activities:                                        1998      1997
---------------------                                      --------  --------

Net Income                                                    $99       $128
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation expense                                       14         18
    Provision for loan and real estate owned losses            13         15
    (Increase) decrease in accrued interest receivable        (25)       134
    Decrease (increase) in prepaid expenses and other assets   35        (18)
    Increase in accrued interest payable on deposits           61         67
    Other, net                                                (30)        47
                                                           --------  --------

             Total adjustments                                 68        263

        Net cash provided by operating activities             167        391

Investing Activities:
---------------------

  Purchases of premises and equipment                        (220)       (11)
  Purchases of investment and mortgage-backed securities
    available-for-sale                                       (910)         0
  Proceeds from maturities of investment and mortgage-
    backed securities held-to-maturity                          1        200
  Proceeds from maturities and principal repayments of
    investment and mortgage-backed securities available-
    for-sale                                                2,682      5,700
  Increase in federal funds                                     0       (500)
  Net (increase) in loans receivable                       (5,005)    (1,696)
  (Increase) decrease in FHLB Stock                           (16)       155
  Other, net                                                  (48)       (28)
                                                           --------  --------

    Net cash (used) provided by investing activities       (3,516)     3,820

Financing Activities:
---------------------

  Net decrease in passbook, club, money market and
    NOW accounts                                             (189)      (289)
  Net (decrease) increase in certificates of deposit accounts (33)     1,009
  Net decrease in advances from borrowers for
    taxes and insurance                                      (214)      (135)
  Repayment of ESOP loan                                       (9)       (15)
  Release of ESOP shares                                       13         12
  Purchase of Treasury Stock                                 (431)      (163)
  Increase (decrease) of FHLB Advances                      5,000     (3,000)
  Dividends paid                                              (47)       (47)
  Other                                                         3        (17)
                                                           --------  --------
        Net cash (used) provided by financing activities    4,093     (2,645)

Net increase in cash and cash equivalents                     744      1,566
Cash and cash equivalents, beginning of period              2,553      1,804
                                                           --------  --------
Cash and cash equivalents, end of period                   $3,297     $3,370
                                                           --------  --------


    See accompanying notes to unaudited consolidated financial statements

                             Pennwood Bancorp, Inc.
                   Consolidated Statements of Cash Flows, Continued

                                  (Unaudited)
                             (Dollars in Thousands)


                                                           Three Months Ended
                                                              September 30,
                                                           ------------------

Operating Activities:                                        1998      1997
---------------------                                      --------  --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on savings deposits                            $346       $363
                                                           --------  --------
    Income taxes                                              11         25
                                                           --------  --------


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

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1998.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank"). All significant inter-company transactions have been eliminated in consolidation.

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

At the completion of the conversion to stock form, the Savings Bank established a liquidation account in the amount of retained earnings set forth in the offering circular utilized in the conversion. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Savings Bank after the conversion. In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares.

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

On January 27, 1997, the Savings Bank completed its reorganization into the holding company form of ownership. The resulting holding company is Pennwood Bancorp, Inc.

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

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months ended September 30, 1998 and 1997:

                                                        Three months ended
                                            September 30, 1998              September 30, 1997
                                            --------------------------------------------------

Weighted average number of
shares outstanding used to
calculate Basic EPS                                   607,294            719,452

Dilutive securities:                                    6,745              6,016
                                                      -------            -------
Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                                           614,039            725,468


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

Note 5 - Payment of Dividends

On September 16, 1998, the Company declared a quarterly dividend of $.07 per share, payable on October 15, 1998, to shareholders of record of September 30, 1998.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of
21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. ESOP compensation expense for the three months September 30, 1998, was approximately $20,000.

Note 7 - Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' Only the impact of unrealized gains or losses on securities available for sale will be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for the related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. Adoption of SFAS No. 131 had no impact on the Company's financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post-Retirement Benefits." This statement standardized the disclosure requirements for pensions and other post-retirement benefits and is effective for fiscal years beginning after December 15, 1997. Management does not expect SFAS No. 132 to have a significant impact on the consolidated financial statements of the Company.

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

Changes In Financial Condition

    The Company's total assets increased by $4.3 million or 9.3% from $46.1 million at June 30, 1998 to $50.4 million at September 30, 1998. During the three months ended September 30, 1998, the Company's money market investments (consisting of interest-bearing deposits with other financial institutions) increased by $795,000 or 39.2% while investment and mortgage-backed securities (classified as available for sale) decreased by $1.7 million or 21.8% from $7.8 million at June 30, 1998 to $6.1 million at September 30, 1998. This was primarily due to maturities and calls of investment securities as a result of declining market interest rates. Investment and mortgage-backed securities (classified as held-to-maturity) decreased by $1,000 and cash and amounts due from depository institutions decreased by $51,000 at the quarter ending September 30, 1998. The Company's net loans receivable increased $5.0 million or 14.9% from $33.6 million at June 30, 1998 to $38.6 at September 30, 1998. This was due to an increase in loans on single family homes, funded by the proceeds from maturing and called investment securities and by FHLB advances. During the quarter, the Company's premises and equipment increased by $206,000 or 19.7%. This was due to the purchase of property, adjacent to the Company's main office, for expansion in the coming year. During the quarter, the Company's total liabilities increased by $4.7 million or 12.3% from $38.1 million at June 30, 1998 to $42.8 million at September 30, 1998. Borrowed money increased by $5.0 million or 347.1%, which was offset by a decrease in deposit liabilities of $222,000 or 0.6%. Shareholders equity decreased by $331,000 or 0.7% during the three months ended September 30, 1998, as a result of the purchase of Treasury Stock of $431,000 which was partially offset by the market value adjustment on investments classified as available for sale of $10,000, $37,000 in employee benefit plan shares earned and the year to date net income of $99,000 less dividends paid of $46,000.

Results of Operations

    Net Income. The Company reported net income of $99,000 for the three months ended September 30, 1998 compared to $128,000 during the three months ended September 30, 1997. The $29,000 decrease in net income during such period as compared to the 1997 period was the result of a $30,000 increase in non interest expenses, a $2,000 decrease in non interest income and a $12,000 increase in income taxes, which was partially offset by a $13,000 increase in net interest income and a $2,000 decrease in loan loss provisions. For the three months ended September 30, 1998, the Company's net interest margin increased by 5 basis points to 4.47% from 4.42% for the three months ended September 30, 1997. The average yield earned on the Company's interest-earning assets decreased by 7 basis points, which was offset by a 27 basis point decrease in the average rate paid on the Company's interest-bearing liabilities.

    Net Interest Income. Net interest income increased by $13,000 or 2.6% during the three months ended September 30, 1998, as compared to the 1997 quarter, due to a $680,000 or 1.5% increase in the average balance of interest-bearing assets, which had a 7 basis point decrease in the average yield earned thereon, which was offset by a $1.6 million or 4.2% increase in the average balance of interest-bearing liabilities and a 27 basis point decrease in the average rate paid thereon.

    During the three months ended September 30, 1998, total interest income increased by $6,000 or 0.6%, as compared to the same period in 1997, primarily due to a $160,000 or 24.8% increase in interest earned on loans and a $4,000 or 19.0% increase in interest earned on money market investments which were offset by a $149,000 or 57.5% decrease in interest earned on investment securities, a $5,000 or 14.7% decrease in interest earned on mortgage backed securities and a $4,000 or 44.4% decrease in interest earned on federal funds and other investments. The increase in interest earned on loans was due primarily to a $8.3 million or 29.4% increase in the average balance of loans outstanding, which was partially offset by a 33 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $7.8 million or 52.3% decrease in the average balance of investment securities. The increase in interest earned on money market investments was primarily due to a $322,000 or 16.5% increase in the average balance of money market investments. The decrease in interest earned on federal funds sold was due primarily to a $128,000 or 30.7% decrease in the average balance of federal funds and other investments and a 171 basis point decrease in the average yield earned thereon. The decrease in the average yield earned on the Company's investment securities reflected calls and maturities of a portion of its U.S. Government and agency obligations as a result of declining interest rates.

    During the three months ended September 30, 1998, total interest expense decreased by $7,000 or 1.5%, as compared to the same period in 1997, due to a decrease of $151,000 or 0.6% in the average balance of certificates of deposit and a 5 basis point decrease on the average rate paid thereon, and a $2.1 million or 91.3% increase in the average balance of borrowed money which was offset by a 289 basis point decrease in the average rate paid thereon.

    Provision for Loan Losses. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. During the three months ended September 30, 1998, the Company established provisions for loan losses of $13,000 compared to $15,000 for the prior 1997 period.

    Other Income. Total other income decreased by $2,000 or 5.4% during the three months ended September 30, 1998 as compared to the same quarter in 1997. The decrease was primarily due to a decrease of $2,000 or 9.5% in other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees).

    Other Expenses. Total other expenses increased by $30,000 during the three months ended September 30, 1998 as compared to the same quarter in 1997 primarily due to a $30,000 or 17.0% increase in compensation and employee benefits and a $7,000 or 8.1% increase in other miscellaneous expenses, which were offset by a $1,000 or 16.7% decrease in federal insurance premiums, a $1,000 or 5.0% decrease in data processing expenses and a $5,000 or 8.5% decrease in office occupancy expenses.

    Provision for Income Taxes. The Company incurred an increase of $12,000 or 24.5% in income tax expense for the three months ended September 30, 1998, as compared to the 1997 quarter, partially due to the maturity and call of tax exempt investment securities.

Liquidity and Capital Resources

    The Company's primary source of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank of Pittsburgh. At September 30, 1998, the Company had $6.0 million of outstanding advances from the FHLB of Pittsburgh.

    Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligation. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At September 30, 1998, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $4.0 million in mortgage loans and $693,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $1.9 million. Certificates of deposit scheduled to mature in three months or less at September 30, 1998, totaled $3.1 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans an maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

    As of September 30, 1998, the Company has regulatory capital, which was in excess of required amounts.

Year 2000 Compliance

    The Company has developed a plan of action to help insure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. While the Company believes it is doing everything technologically and operationally possible to assure year 2000 compliance, it is to a large extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant. Any year 2000 compliance failures could result in additional expenses or business disruptions to the Company which are currently unknown and are believed to be immaterial. The Company does not itself internally program any major operating system of the Company; therefore, the Company does not expect to incur material costs for remediation efforts. Testing of all critical systems is expected to be completed by the end of the Company's fiscal year. To date, no significant problems have been encountered.

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


                             PENNWOOD BANCORP, INC.



Date: November 13, 1998                   By: /s/ Paul S. Pieffer
                                             ----------------------------------
                                              Paul S. Pieffer, President and
                                                Chief Executive Officer


Date: November 13, 1998                   By: /s/ James W. Kihm
                                             ----------------------------------
                                              James W. Kihm, Vice President and
                                                Secretary (principal financial
                                                officer)