Form 10QSB
period 1998-12-31
PENNWOOD BANCORP INC
filed 1999-02-16
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                         25-1783648
----------------------------------------               ------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                          Identification  No.)

        683 Lincoln Avenue
     Pittsburgh, Pennsylvania                                   15202
----------------------------------------               ------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (412) 761-1234
                   ----------------------------------------
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

       Pennwood Bancorp, Inc. had 629,408 shares of common stock outstanding as of February 10, 1999.

       Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION
-------   ---------------------
ITEM 1.   FINANCIAL STATEMENTS.                                                    3

          Consolidated Balance Sheets as of December 31, 1998
          and June 30, 1998 (unaudited)                                            3

          Consolidated Statements of Income for the three months and six
          months ended December 31, 1998 and 1997 (unaudited)                      4

          Consolidated Statements of Cash Flows for the six months
          ended December 31, 1998 and 1997 (unaudited)                             5

          Notes to Consolidated Financial Statements                               7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.                                                  10

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS.                                                      14

ITEM 2.   CHANGES IN SECURITIES.                                                  14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                        14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                    14

ITEM 5.   OTHER INFORMATION.                                                      14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                       15

SIGNATURES

                        PENNWOOD BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS

                             (Unaudited)
               (Dollars in Thousands Except Share Data)



                                                                                     DEC. 31               JUNE 30,
                                ASSETS                                                  1998                   1998
                                ------                                                  ----                   ----
Cash and amounts due from depository institutions                                    $1,034                   $527
Money market investments at cost which approximates
   market value                                                                       2,486                  2,026
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $2,682 and $7,652)                           2,753                  7,752
   Held-to-maturity (Market value of $956 and $216)                                     954                    210
Loans receivable, net                                                                41,146                 33,625
Real estate owned, net                                                                   66                     11
Federal Home Loan Bank stock                                                            300                    284
Premises and equipment, net                                                           1,245                  1,044
Accrued interest receivable                                                             291                    331
Prepaid expenses and other assets                                                       394                    270
                                                                                        ---                    ---

                             Total assets                                           $50,669                $46,080
                                                                                    =======                =======


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Liabilities:
   Savings deposits                                                                 $35,955                $35,754
   Advances from borrowers for taxes and insurance                                      333                    392
   Accrued interest payable on savings deposits                                         506                    423
   Borrowed funds                                                                     6,413                  1,432
   Accrued expenses and other liabilities                                               173                    118
                                                                                        ---                    ---
                          Total liabilities                                          43,380                 38,119

Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;
     813,419 issued at December 31, 1998                                                  8                      8
   Additional paid-in capital                                                         5,657                  5,644
   Retained earnings, substantially restricted                                        4,525                  4,427
   Treasury stock, at cost: 184,011 and 116,025 shares at December 31, 1998
     and June 30, 1998, respectively.                                                (2,350)                (1,526)
   Unearned Employee Stock Ownership Plan shares                                       (366)                  (391)
   Unearned common stock - Recognition and Retention Plan                              (232)                  (267)
   Unrealized gain (loss) on securities available-for-sale, net                          47                     66
                                                                                         --                     --
                 Total shareholders' equity                                           7,289                  7,961

                 Total liabilities and shareholders' equity                         $50,669                $46,080
                                                                                    =======                =======

See accompanying notes to unaudited consolidated financial statements

                      PENNWOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME


                           (Unaudited)
          (Dollars in Thousands except Per Share Amount)

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            DECEMBER 31,                      DECEMBER 31,
                                                                       1998              1997            1998             1997
                                                                       ----              ----            ----             ----
Interest income:
     Loans                                                              $884              $688          $1,688           $1,332
     Investment securities                                                63               169             173              428
     Mortgage backed securities                                           27                33              57               67
     Federal funds sold & other investments                                5                11              10               20
     Money market investments                                             24                47              49               68
                                                                          --                --              --               --
              Total interest income                                    1,003               948           1,977            1,915

Interest expense:
     Interest on savings deposits                                        405               423             812              845
     Interest on borrowed funds                                           89                25             140               68
                                                                          --                --             ---               --
              Total interest expense                                     494               448             952              913
                                                                         ---               ---             ---              ---

              Net interest income                                        509               500           1,025            1,002

Provision for loan losses                                                  7                12              20               27
              Net interest income after provision                          -                --              --               --
                for loan losses                                          502               488           1,005              975

Other income:
     Service charges                                                      15                32              32               48
     Other                                                                48                42              66               63
                                                                          --                --              --               --
              Total other income                                          63                74              98              111

Other expenses:
     Compensation and employee benefits                                  212               186             415              362
     Premises and occupancy costs                                         63                56             118              115
     Federal insurance premiums                                            5                 5              11               11
     Data processing expense                                              28                20              48               40
     Net loss on real estate owned                                         0                 7               0                7
     Other operating expenses                                            108               102             202              188
                                                                         ---               ---             ---              ---
              Total other expenses                                       416               376             794              723


              Income before income taxes                                 149               186             309              363


Provision for income taxes                                                53                74             114              123

              Net income                                                 $96              $112            $195             $240
                                                                         ===              ====            ====             ====

Basic earnings per share                                               $ .16             $ .17           $ .33            $ .35

Diluted earnings per share                                             $ .16             $ .16           $ .33            $ .34

Dividend declared per share                                           $ .075            $ .068          $ .145           $ .128

See accompanying notes to unaudited consolidated financial statements

                        PENNWOOD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)
                        (Dollars in Thousands)

                                                                                       6 MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   ----------------------
OPERATING ACTIVITIES:                                                               1998            1997
---------------------                                                               ----            ----
   Net Income                                                                        $195            $240
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                            19              27
       Provision for loan and real estate owned losses                                 20              39
       Decrease in accrued interest receivable                                         40             166
       (Increase) in prepaid expenses and other assets                               (124)            (47)
       Increase in accrued interest payable on deposits                               109             107
       Other, net                                                                      14              (2)
                                                                                       --               -
                           Total adjustments                                           78             290
                                                                                       --             ---

           Net cash (used) provided by operating activities                           273             530

INVESTING ACTIVITIES:
---------------------

     Purchases of premises and equipment                                             (220)            (18)
     Purchases of investment and mortgage-backed securities
       available-for-sale                                                          (1,085)         (1,750)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                              (750)           (995)
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities held-to-maturity                       1             200
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                                     6,101          10,050
     Net (increase) in loans receivable                                            (7,541)         (3,352)
     Net (increase) decrease in FHLB Stock                                            (16)            155
     Other, net                                                                       (28)             (7)
                                                                                       --               -
           Net cash provided (used) by investing activities                        (3,538)          4,283

FINANCING ACTIVITIES:
---------------------

     Net increase (decrease) in passbook, club, money market and
       NOW accounts                                                                    17            (599)
     Net increase in certificates of deposit accounts                                 184           1,047
     Net (decrease) in advances from borrowers for
       taxes and insurance                                                            (59)            (21)
     Purchase of Treasury Stock                                                      (824)           (523)
    Increase (decrease) of FHLB Advances                                            5,000          (3,000)
     Dividends paid                                                                   (96)            (97)
     Other                                                                             10              (9)
                                                                                       --               -
           Net cash (used) provided by financing activities                         4,232          (3,202)

Net increase in cash and cash equivalents                                             967           1,611
Cash and cash equivalents, beginning of period                                      2,553           1,804
                                                                                    -----           -----
Cash and cash equivalents, end of period                                           $3,520          $3,415
                                                                                   ======          ======

See accompanying notes to unaudited consolidated financial statements

                        PENNWOOD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                              (Unaudited)
                        (Dollars in Thousands)

                                                                                       6 MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                     1998          1997
                                                                                     ----          ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest on savings deposits                                                  $729          $792
                                                                                     ====          ====

       Income taxes                                                                   $ 7         $ 125
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

The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1998.

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

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months and six months ended December 31, 1998 and 1997:

                                                   Three Months Ended                               Six Months Ended
                                        Dec.  31, 1998            Dec. 31, 1997            Dec. 31, 1998     Dec. 31, 1997
                                        --------------            -------------            -------------     -------------
Weighted average number                     582,480                  663,698                    594,887          672,475
of shares outstanding
used to calculate Basic EPS

Dilutive securities:
   Stock Options                              1,415                   16,932                      3,842           12,560


Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                                 583,895                  680,630                    598,729          685,035


In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15 as well as SFAS No. 47. There were no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as `the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' The components of comprehensive income are net income and the impact of unrealized gains or (losses) on securities available for sale. Comprehensive income for the three and six month periods ended December 31, 1998 and December 31, 1997 is $72,000, $176,000 and $86,000, $317,000, respectively.

Note 5 - Payment of Dividends

On December 16, 1998, the Company declared a quarterly dividend of $.075 per share, payable on January 15, 1999, to shareholders of record of December 31, 1998.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. ESOP compensation expense for the three months and six months ended December 31, 1998, was approximately $18,000 and $20,000, respectively.

Note 7 - Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for the related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. Adoption of SFAS No. 131 had no impact on the Company's financial statements as it has only one operating segment, retail banking.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a (1) fair value edge, (2) a cash flow hedge, or (3) a foreign currency hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Management does not expect SFAS No. 133 to have a significant impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Pennwood Bancorp, Inc. (the "Company") is the holding company for Pennwood Savings Bank (the "Savings Bank"). The operating results of the Company depend upon the operating results of the Savings Bank. The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowed money. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned and other miscellaneous expenses, and income taxes.

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

CHANGES IN FINANCIAL CONDITION

       The Company's total assets increased by $4.6 million or 10.0% from $46.1 million at June 30, 1998 to $50.7 million at December 31, 1998. During the six months ended December 31, 1998, the Company's investment and mortgage-backed securities (classified as available for sale) decreased by $5.0 million or 64.5% from $7.7 million at June 30, 1998 to $2.7 million at December 31, 1998, while investment and mortgage-backed securities (classified as held-to-maturity) increased by $744,000, cash and amounts due from depository institutions increased by $507,000, and money market investments (consisting of interest-bearing deposits, including certificates of deposit, with other financial institutions) increased by $460,000. The Company's net loans receivable increased $7.5 million or 22.4% during the six month period as part of an ongoing strategy to increase loan balances. During the six month period, the Company's total liabilities increased by $5.3 million or 13.8% at December 31, 1998. Borrowed money increased by $5.0 million or 347.8%, and deposit liabilities increased by $201,000 or 0.6%. Shareholders equity decreased by $672,000 during the six months ended December 31, 1998 as a result of the purchase of Treasury Stock of $824,000 and by the market value adjustment on investments classified as available for sale of $19,000, which was partially offset by $72,000 in employee benefit shares earned and the year to date net income of $195,000 less dividends paid of $96,000.

RESULTS OF OPERATIONS

       NET INCOME. The Company reported net income of $96,000 and $195,000 for the three and six months ended December 31, 1998, respectively, compared to $112,000 and $240,000 during the three and six months ended December 31, 1997. The $16,000 decrease in net income during the three month period ended December 31, 1998 was primarily due to a $40,000 increase in other expenses and a $11,000 decrease in other income which were partially offset by a $9,000 increase in net interest income, a $5,000 decrease in loan loss provisions and a $21,000 decrease in income taxes. The $45,000 decrease in net income for the six month period over the prior year was due to a $71,000 increase in other expenses and a $13,000 decrease in other income which were offset by a $23,000 increase in net interest income, a $7,000 decrease in loan loss provisions and a $9,000 decrease in income taxes.

       The Company's net interest margin decreased by 19 basis points and 7 basis points to 4.27% and 4.37%, for the three and six month periods ending December 31, 1998, respectively, from 4.46% and 4.44% for the three and six month periods ended December 31, 1997, respectively. The average yield earned on the Company's interest-earning assets decreased by 5 basis points and 6 basis points, respectively, for the three and six month periods ended December 31, 1998 over the same periods ended December 31, 1997, which were offset by a 4 basis point and a 16 basis point decrease in the average rate paid on the Company's interest-bearing liabilities, for the same periods ended December 31, 1998 and December 31, 1997, respectively.

       NET INTEREST INCOME. Net interest income increased by $9,000 or 1.8% and $23,000 or 2.3% during the three and six months ended December 31, 1998, respectively, as compared to the same periods ended December 31, 1997. The increase was primarily due to a $3.0 million or 6.4% and $1.8 million or 4.0% increase in the average balance of interest-earning assets for the three and six months ended December 31, 1998, respectively, over the corresponding prior periods in 1997, which was partially offset by a $4.3 million or 11.4% and $2.9 million or 7.6% increase in the average balance of interest-bearing liabilities. There was a 5 basis point and a 6 basis point decrease in the average rate earned on interest-earning assets which was offset by a 4 basis point and a 16 basis point decrease in the average rate paid thereon on interest-bearing liabilities, for the same periods.

       During the three and six months ended December 31, 1998, total interest income increased by $55,000 or 5.8% and $62,000 or 3.2%, respectively, as compared to the same period in 1997. The increases were primarily due to an increase in interest earned on loans of $196,000 or 28.5% and $356,000 or 26.7%, which were partially offset by a $106,000 or 62.7% and $255,000 or 59.6% decrease in interest earned on investment securities, a $6,000 or 18.2% and $10,000 or 14.9% decrease in interest earned on mortgage-backed securities, a $6,000 or 54.5% and $20,000 or 50.0% decrease in interest earned on federal funds and other investments and a $23,000 or 48.9% and a $19,000 or 27.9% decrease in interest earned on money market investments. The increase in interest earned on loans was due primarily to a $11.2 million or 37.6% and $9.7 million or 33.5% increase in the average balance of loans outstanding, during the three and six months ending December 31, 1998 as compared to the same 1997 periods, which was partially offset by a 61 basis point and a 48 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $6.9 million or 61.5% and $7.3 million or 56.3% decrease in the average balance of investment securities. The increase in the average balance of loans outstanding reflected the Company's reinvestment of a portion of its maturing investment securities in loans.

       During the three and six months ended December 31, 1998, total interest expense increased by $46,000 or 10.3% and $39,000 or 4.3%, respectively, as compared to the same period in 1997, due primarily to a $4.9 million or 337.71% increase and a $3.5 million or 186.9% increase in the average balance of borrowed money, as compared to the same 1997 period.

       PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. During the three and six months ended December 31, 1998, the Company established provisions for loan losses of $7,000 and $20,000, respectively, compared to $12,000 and $27,000 in the same 1997 periods.

       OTHER INCOME. Total other income decreased by $11,000 or 14.9% and $13,000 or 11.7% during the three and six months ended December 31, 1998 as compared to the same 1997 periods. This was primarily due to a decrease in income of $40,000 from other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees), which was offset by a $29,000 gain on the sale of an investment security.

       OTHER EXPENSES. Total other expenses increased by $40,000 or 10.6% and by $71,000 or 9.8% during the three and six months ended December 31, 1998 as compared to the same 1997 periods. During the three months ended December 31, 1998, as compared to the same period ending December 31, 1997, there was an increase in compensation and employee benefits of $26,000 or 14.0%, an increase in office occupancy expenses of $7,000 or 12.5%, an increase in data processing expenses of $8,000 or 40.0% and an increase of $6,000 or 5.9% in other miscellaneous expenses which were offset by a $7,000 or 100.0% decrease in real estate owned expenses. During the six months ended December 31, 1998, as compared to the same period ending December 31, 1997, there was a $53,000 or 14.6% increase in compensation, employee benefits and staffing, a $3,000 or 2.6% increase in office occupancy expenses, an $8,000 or 20.0% increase in data processing expenses and a $14,000 or 7.4% increase in other miscellaneous expenses which were offset by a $7,000 or 100.0% decrease in real estate owned expenses.

       PROVISION FOR INCOME TAXES. The Company incurred a decrease of $21,000 or 28.4% and $9,000 or 7.3% in income tax expense for the three and six months ended December 31, 1998, as compared to the same 1997 periods due to the reduction of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December 31, 1998, the Savings Bank had $6.0 million of outstanding advances from the FHLB of Pittsburgh.

       Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At December 31, 1998, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $2.1 million in mortgage loans and $653,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $1.4 million. Certificates of deposit scheduled to mature in three months or less at December 31, 1998, totaled $4.0 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

       As of December 31, 1998, the Company had regulatory capital, which was in excess of required amounts.

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


                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


                                         PENNWOOD BANCORP, INC.


Date: February 10, 1999             By: /s/ Paul S. Pieffer
                                        ----------------------------------------
                                        Paul S. Pieffer, President and
                                         Chief Executive Officer

Date: February 10, 1999             By: /s/ James W. Kihm
                                        ----------------------------------------
                                        James W. Kihm, Vice President and
                                         Secretary (principal financial officer)