Form 10QSB
period 1999-03-31
PENNWOOD BANCORP INC
filed 1999-05-13
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

                                 (412) 761-1234
                  --------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  x    No
          ---      ---

       Pennwood Bancorp, Inc. had 598,567 shares of common stock outstanding as of May 10, 1999.

       Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    FINANCIAL STATEMENTS.                                                              3

           Consolidated Balance Sheets as of March 31, 1999
           and June 30, 1998 (unaudited)                                                      3

           Consolidated Statements of Income for the three months
           and nine months ended March 31, 1999 and 1998 (unaudited)                          4

           Consolidated Statements of Cash Flows for the nine months
           ended March 31, 1999 and 1998 (unaudited)                                          5

           Notes to Consolidated Financial Statements                                         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.                                                            10

PART II.   OTHER INFORMATION
--------   -----------------

ITEM 1.    LEGAL PROCEEDINGS.                                                                15

ITEM 2.    CHANGES IN SECURITIES.                                                            15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                                  15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                              15

ITEM 5.    OTHER INFORMATION.                                                                15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                 15


SIGNATURES

                             PENNWOOD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                    (Dollars in Thousands Except Share Data)


                                                                              MAR. 31              JUNE 30,
                     ASSETS                                                      1999                  1998
                     ------                                                      ----                  ----
Cash and amounts due from depository institutions                              $811                  $527
Money market investments at cost which approximates
   market value                                                               2,333                 2,026
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $2,601 and $7,652)                   2,662                 7,752
   Held-to-maturity (Market value of $212 and $216)                             208                   210
Loans receivable, net                                                        42,323                33,625
Real estate owned, net                                                           50                    11
Federal Home Loan Bank stock                                                    300                   284
Premises and equipment, net                                                   1,254                 1,044
Accrued interest receivable                                                     306                   331
Prepaid expenses and other assets                                               404                   270
                                                                                ---                   ---

                   Total assets                                             $50,651               $46,080
                                                                            -------               -------

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Liabilities:
   Savings deposits                                                         $36,287               $35,754
   Advances from borrowers for taxes and insurance                              353                   392
   Accrued interest payable on savings deposits                                 418                   423
   Borrowed funds                                                             6,405                 1,432
   Accrued expenses and other liabilities                                       206                   118
                                                                                ---                   ---
                   Total liabilities                                         43,669                38,119


Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;
         813,419 and 610,128 issued at March 31, 1999 and
         June 30, 1998, respectively                                              8                     8
   Additional paid-in capital                                                 5,663                 5,644
   Retained earnings, substantially restricted                                4,540                 4,427
   Treasury stock, at cost: 214,852 and 116,025 shares at March 31, 1999
        and June 30, 1998, respectively.                                     (2,701)               (1,526)
   Unearned Employee Stock Ownership Plan shares                               (354)                 (391)
   Unearned common stock - Recognition and Retention Plan                      (214)                 (267)
   Accumulated other comprehensive income                                        40                    66
                                                                                 --                    --
                 Total shareholders' equity                                   6,982                 7,961


                 Total liabilities and shareholders' equity                 $50,651               $46,080
                                                                            -------               -------

     See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in Thousands except Per Share Data)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       MARCH 31,                MARCH 31,
                                                    1999       1998          1999       1998
                                                    ----       ----          ----       ----
Interest income:
  Loans                                             $904       $676         $2,592     $2,006
  Investment securities                               31        128            204        556
  Mortgage backed securities                          24         33             81        100
  Federal funds sold & other investments               5          3             15         15
  Money market investments                            22         70             71        146
                                                      --         --             --        ---
      Total interest income                          986        910          2,963      2,823

Interest expense:
  Interest on savings deposits                       398        416          1,210      1,261
  Interest on borrowed funds                          79         15            219         84
                                                      --         --            ---         --
      Total interest expense                         477        431          1,429      1,345
                                                     ---        ---          -----      -----

      Net interest income                            509        479          1,534      1,478

Provision for loan losses                             20        115             40        142
                                                      --        ---             --        ---
      Net interest income after provision
       for loan losses                               489        364          1,494      1,336

Other income:
  Service charges                                     23         21             72         69
  Other                                               12         27             61         90
                                                      --         --             --         --
      Total other income                              35         48            133        159

Other expenses:
  Compensation and employee benefits                 211        185            626        547
  Premises and occupancy costs                        64         38            182        153
  Federal insurance premiums                           5          6             16         17
  Data processing expense                             28         22             76         62
  Net loss on real estate owned                        1          1              1          8
  Other operating expenses                           118         67            320        273
                                                     ---         --            ---        ---
      Total other expenses                           427        339          1,221      1,060

      Income before income taxes                      97         73            406        435

Provision for income taxes                            39         44            153        167
                                                      --         --            ---        ---

      Net income                                     $58        $29           $253       $268
                                                     ---        ---           ----       ----

Basic earnings per share                            $.10       $.05           $.43       $.40

Diluted earnings per share                          $.10       $.05           $.43       $.39

Dividend declared per share                        $.075      $.068           $.22       $.20


     See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in Thousands)

                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
OPERATING ACTIVITIES:                                                           1999         1998
---------------------                                                           ----         ----
   Net Income                                                                   $253         $268
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                       33           49
       Provision for loan and real estate owned losses                            40          142
       Decrease in accrued interest receivable                                    25          208
       (Increase) in prepaid expenses and other assets                          (133)         (18)
       (Decrease) increase in accrued interest payable on deposits                (5)          12
       Other, net                                                                 51           60
                                                                                  --           --

                           Total adjustments                                      11          453
                                                                                  --          ---

             Net cash (used) provided by operating activities                    264          721

INVESTING ACTIVITIES:
---------------------

     Purchases of premises and equipment                                        (243)          (8)
     Purchases of investment and mortgage-backed securities
       available-for-sale                                                     (1,210)      (1,750)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                         (750)        (999)
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities held-to-maturity                753        1,500
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                                6,307       12,500
     Proceeds of sale of real estate owned                                        16           18
     Net (increase) in loans receivable                                       (8,738)      (3,377)
     Net (increase) decrease in FHLB Stock                                       (16)         155
     Other, net                                                                   20           37
                                                                                  --           --
            Net cash provided (used) by investing activities                  (3,861)       8,076

FINANCING ACTIVITIES:
---------------------

     Net (decrease) in passbook, club, money market and
       NOW accounts                                                              (53)        (880)
     Net increase in certificates of deposit accounts                            586          653
     Net (decrease) in advances from borrowers for
       taxes and insurance                                                       (39)         (44)
     Purchase of Treasury Stock                                               (1,175)        (523)
     Increase (decrease) of FHLB Advances                                      5,000       (3,000)
     Dividends paid                                                             (141)        (147)
     Other                                                                        10          (49)
                                                                                  --          ----
            Net cash (used) provided by financing activities                   4,188       (3,990)

Net increase in cash and cash equivalents                                        591        4,807
Cash and cash equivalents, beginning of period                                 2,553        1,804
                                                                               -----        -----
Cash and cash equivalents, end of period                                      $3,144       $6,611
                                                                              ------       ------

     See accompanying notes to unaudited consolidated financial statements
                                       5

                             PENNWOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                  (Unaudited)
                             (Dollars in Thousands)


                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                               1999        1998
                                                                               ----        ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest on savings deposits                                           $1,214      $1,301
                                                                              ------      ------

       Income taxes                                                              152         148
                                                                                 ---         ---

  Transfer of funds to real estate owned                                          49           0
                                                                                  --           -

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

The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1998.

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

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months and nine months ended March 31, 1999 and 1998:

                                                  Three months ended                     Nine months ended
                                          Mar. 31, 1999          Mar. 31, 1998    Mar 31, 1999       Mar 31, 1998
                                         ---------------         -------------    ------------       ------------
Weighted average number of                   557,422                651,534          582,581            667,973
shares outstanding used to
calculate Basic EPS

Dilutive securities                            1,415                 21,445            3,053             15,866
                                               -----                 ------            -----             ------

Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                                  558,837                672,979          585,634            683,839

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15 as well as SFAS No. 47. There were no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The components of comprehensive income are net income and the impact of unrealized gains or (losses) on securities available for sale. The comprehensive income for the three and nine month periods ended March 31, 1999 and March 31, 1998, respectively is $51,000, $227,000 and $26,000, $342,000, respectively.

Note 5 - Payment of Dividends

On March 17, 1999, the Company declared a quarterly dividend of $.075 per share, payable on April 15, 1999, to shareholders of record on March 31, 1999. All per share amounts have been restated to reflect the four-for-three stock split effective May 1998.

Note 6 - Employee Stock Ownership Plan ("ESOP")

In connection with the conversion to stock form of ownership, the Company formed an ESOP. The ESOP covers employees who have completed at least 1000 hours of service during a twelve month period and have attained the age of 21. The ESOP borrowed $488,000 from an independent third party lender to fund the purchase of 48,810 shares or 8% of the shares issued in the conversion. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Company sufficient to service the debt over a ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. ESOP compensation expense for the three months and nine months ended March 31, 1999, was approximately $18,000 and $55,000 respectively.

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

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Post-Retirement Benefits". This statement standardized the disclosure requirements for pensions and other post-retirement benefits and is effective for fiscal years beginning after December 15, 1997. Management does not expect SFAS No. 132 to have a significant impact on the consolidated financial statements of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a (1) fair value hedge, (2) a cash flow hedge, or (3) a foreign currency hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Management does not expect SFAS No. 133 to have a significant impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

       This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

CHANGES IN FINANCIAL CONDITION

       The Company's total assets increased by $4.6 million or 10.0% from $46.1 million at June 30, 1998 to $50.7 million at March 31, 1999. During the nine months ended March 31, 1999, the Company's investment and mortgage-backed securities (classified as available for sale) decreased by $5.0 million or 64.9% from $7.7 million at June 30, 1998 to $2.7 million at March 31, 1999, and investment and mortgage-backed securities (classified as held-to-maturity) decreased by $2,000 while cash and amounts due from depository institutions increased by $284,000, and money market investments (consisting of interest-bearing deposits, including certificates of deposit, with other financial institutions) increased by $307,000. The Company's net loans receivable increased $8.7 million or 25.9% during the nine month period as part of an ongoing strategy to increase loan balances. During the nine month period, the Company's total liabilities increased by $5.5 million or 14.4% at March 31, 1999. Borrowed money increased by $5.0 million or 347.3% and deposit liabilities increased by $533,000 or 1.5%. Shareholders equity decreased by $1.0 million during the nine months ended March 31, 1999 as a result of the purchase of Treasury Stock of $1.2 million and by the market value adjustment on investments classified as available for sale of $26,000 which was partially offset by $135,000 in employee benefit shares earned and the year to date net income of $253,000 less dividends paid of $141,000.

RESULTS OF OPERATIONS

       NET INCOME. The Company reported net income of $58,000 and $253,000 for the three and nine months ended March 31, 1999, respectively, compared to $29,000 and $268,000, during the three and nine months ended March 31, 1998. The $29,000 increase in net income during the three month period ended March 31, 1999, was primarily due to a $30,000 increase in net interest income, a $95,000 decrease in loan loss provisions and a $5,000 decrease in income taxes which were partially offset by an $88,000 increase in other expenses and a $13,000 decrease in other income. The $15,000 decrease in net income for the nine month period over the prior year was due to a $161,000 increase in other expenses and a $26,000 decrease in other income which were partially offset by a $56,000 increase in net interest income, a $102,000 decrease in loan loss provisions and a $14,000 decrease in income taxes.

       The Company's net interest margin decreased by 3 basis points and 5 basis points to 4.30% and 4.35%, for the three and nine month periods ending March 31, 1999, respectively, from 4.33% and 4.40% for the three and nine month periods ended March 31, 1998 respectively. The average yield earned on the Company's interest-earning assets increased by 11 basis points and 1 basis points, respectively, for the three and nine month periods ended March 31, 1999 over the same periods ended March 31, 1998. There was also a 7 basis point and a 14 basis point decrease in the average rate paid on the Company's interest-bearing liabilities, for the same periods ended March 31, 1999 and March 31, 1998 respectively.

       NET INTEREST INCOME. Net interest income increased by $30,000 or 6.3% and $56,000 or 3.8% during the three months and nine months ended March 31, 1999, respectively, as compared to the same periods ended March 31, 1998. The increase was primarily due to a $3.0 million or 6.9% and $2.2 million or 4.9% increase in the average balance of interest-earning assets for the three and nine months ended March 31, 1999, respectively, over the corresponding prior periods in 1998 which was partially offset by a $4.7 million or 12.6% and $3.5 million or 9.2% increase in the average balance of interest-bearing liabilities. There was an 11 basis point and a 1 basis point increase in the average rate earned on interest-earning assets and a 7 basis point and a 14 basis point decrease in the average rate paid thereon on interest-bearing liabilities, for the same periods.

       During the three and nine months ended March 31, 1999, total interest income increased by $76,000 or 8.3% and $140,000 or 5.1%, respectively, as compared to the same periods in 1998. The increases were primarily due to an increase in interest earned on loans of $228,000 or 33.7% and $586,000 or 29.2%, which were partially offset by a $97,000 or 75.8% and $352,000 or 63.3% decrease in interest earned on investment securities, a $9,000 or 27.3% and $19,000 or 19.0% decrease in interest earned on mortgage backed securities and a $48,000 or 68.6% and a $75,000 or 51.4% decrease in interest earned on money market investments. The increase in interest earned on loans was due primarily to a $11.6 million or 38.4% and $10.4 or 35.4% increase in the average balance of loans outstanding, during the three and nine months ending March 31, 1999 as compared to the same 1998 periods, which was partially offset by a 31 basis point and a 41 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $5.4 million or 63.7% and $6.7 million or 58.1% decrease in the average balance of investment securities. The increase in the average balance of loans outstanding reflected the Company's reinvestment of a portion of its maturing investment securities in loans.

       During the three and nine months ended March 31, 1999, total interest expense increased by $46,000 or 10.7% and $84,000 or 6.2%, respectively as compared to the same periods in 1998, due primarily to a $4.3 million or 298.0% increase and a $3.8 million or 219.8% increase in the average balance of borrowed money, as compared to the same 1998 periods.

       PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. During the three and nine months ended March 31, 1999, the Company established provisions for loan losses of $20,000 and $40,000, respectively compared to $115,000 and $142,000 in the same 1998 periods due to the improved credit quality of the loan portfolio.

       OTHER INCOME. Total other income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees) decreased by $13,000 or 27.1% and $26,000 or 16.4% during the three and nine months ended March 31, 1999 as compared to the same 1998 periods. During the three month period ended March 31, 1999 as compared to the same period ended March 31, 1998, miscellaneous operating income decreased by $15,000 which was offset by a $2,000 increase in service charges. During the nine months ended March 31, 1999 as compared to the same 1998 period, miscellaneous operating income decreased by $29,000 which was offset by a $3,000 increase in service charges earned.

       OTHER EXPENSES. Total other expenses increased by $88,000 or 26.0% and by $161,000 or 15.2% during the three and nine months ended March 31, 1999 as compared to the same 1998 periods. During the three months ended March 31, 1999, as compared to the same period ending March 31, 1998, there was an increase in compensation, employee benefits and staffing of $26,000 or 14.0%, an increase in office occupancy expenses of $26,000 or 68.4%, an increase in data processing expense of $6,000 or 27.3% and an increase of $31,000 or 35.6% in other miscellaneous expenses which were partially offset by an $1,000 or 16.7% decrease in federal insurance premiums. During the nine months ended March 31, 1999, as compared to the same period ending March 31, 1998, there was a $79,000 or 14.4% increase in compensation, employee benefits and staffing, a $29,000 or 18.9% increase in office occupancy expenses, an $14,000 or 22.6% increase in data processing expenses and a $47,000 or 17.2% increase in other miscellaneous expenses which were partially offset by a $7,000 or 87.5% decrease in real estate owned expenses and a $1,000 or 5.9% decrease in federal insurance premiums.

       PROVISION FOR INCOME TAXES. The Company incurred a decrease of $5,000 or 11.4% and $14,000 or 8.4% in income tax expense for the three and nine months ended March 31, 1999, as compared to the same 1998 periods due to the reduction of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets, which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At March 31, 1999, the Savings Bank had $6.0 million of outstanding advances from the FHLB of Pittsburgh.

       Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At March 31, 1999, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $2.9 million in mortgage loans and $613,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $1.9 million. Certificates of deposit scheduled to mature in three months or less at March 31, 1999, totaled $4.9 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

       As of March 31, 1999, the Company has regulatory capital which was in excess of required amounts.

YEAR 2000 COMPLIANCE

       The Company has developed a plan of action to help insure that its operational and financial systems will not be adversely affected by the year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. While the Company believes it is doing everything technologically and operationally possible to assure year 2000 compliance, it is to a large extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant. Any year 2000 compliance failures could result in additional expenses or business disruptions to the Company which are currently unknown and are believed to be immaterial. The Company does not itself internally program any major operating system of the Company; therefore, the Company does not expect to incur material costs for remediation efforts. Testing of all critical systems is expected to be completed by the end of the Company's fiscal year. To date, no significant problems have been encountered.

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

                                 PENNWOOD BANCORP, INC.


Date: May 13, 1999               By:  /s/ Paul S. Pieffer
                                      ------------------------------------------
                                      Paul S. Pieffer, President and
                                      Chief Executive Officer

Date: May 13, 1999               By:  /s/ James W. Kihm
                                      ------------------------------------------
                                      James W. Kihm, Vice President and
                                      Secretary (principal financial officer)