Form 10KSB
period 1999-06-30
PENNWOOD BANCORP INC
filed 1999-09-28
CIK 1010837

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  X        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----      ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
-----      EXCHANGE ACT OF 1934

                          Commission File No.: 0-21939

                             PENNWOOD BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Pennsylvania                                                               25-1783648
-----------------------------------------------------                       --------------------------
 (State of Other Jurisdiction of                                                   (I.R.S. Employer
 Incorporation or Organization)                                                 Identification Number)


    683 Lincoln Avenue, Pittsburgh, Pennsylvania                                       15202
-----------------------------------------------------                       --------------------------
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

Yes   X    No
    ----     ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 ---

Issuer's revenues for its most recent fiscal year: $4.1 million.

As of September 21, 1999, the aggregate value of the 367,432 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 189,707 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $3.3 million. This figure is based on the closing sales price of $8.875 per share of the Registrant's Common Stock on September 21, 1999. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 21, 1999: 557,139
Transitional Small Business Disclosure Format:  Yes        No  X
                                                    ---       ---

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Pennwood Bancorp, Inc. (the "Company)" is a
Pennsylvania-incorporated bank holding company and the sole stockholder of Pennwood Savings Bank (the "Savings Bank"). The only significant assets of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At June 30, 1999, the Company had consolidated total assets of $51.7 million, total consolidated deposits of $35.5 million, and total consolidated stockholders' equity of $6.6 million.

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

LENDING ACTIVITIES

            GENERAL. At June 30, 1999, the Company's net loan portfolio amounted to $42.7 million, or 82.6% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and consumer loans (consisting primarily of home equity and improvement loans). Consistent with its lending orientation, as of June 30, 1999, $29.8 million or 64.8% of the Company's total loan portfolio consisted of single-family residential loans and $9.5 million or 20.7% of the Company's total loan portfolio consisted of consumer loans. To a lesser extent, the Company also originates multi-family residential, commercial real estate and residential construction loans. At June 30, 1999, such loan categories amounted to $501,000, $903,000 and $5.3 million, respectively, or 1.1%, 2.0% and 11.4% of the total loan portfolio, respectively. Substantially all of the Company's total loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veteran Affairs. Historically, the Company's lending activities have been concentrated in its primary market area of Allegheny County and Armstrong County, Pennsylvania and portions of the surrounding counties. The Company estimates that a substantial portion of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.

            LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                              June 30,
                                           ------------------------------------------------------------------------------
                                                           1999                                    1998
                                           --------------------------------       --------------------------------

                                                Amount             Percent              Amount             Percent
                                           --------------     --------------      --------------      ---------------
                                                                                         (Dollars in Thousands)

Single-family residential................     $29,851                64.8%            $22,006                60.7%
Multi-family residential.................         501                 1.1                 453                 1.2
Commercial real estate...................         903                 2.0               1,107                 3.1
Construction.............................       5,300                11.4               3,631                10.0
                                             --------              ------             -------              ------
    Total real estate loans..............      36,555                79.3              27,197                75.0
Consumer loans:
  Home improvement/equity................       8,741                19.0               8,217                22.7
  Other(1)...............................         761                 1.7                 840                 2.3
                                             --------             -------            --------             -------
    Total consumer loans.................       9,502                20.7               9,057                25.0
Commercial business loans................          --                  --                  --                  --
                                             --------            --------         -----------           ---------
      Total loans........................      46,057               100.0%             36,254               100.0%
                                              =======               =====              ======               =====
Less:
  Loans in process.......................       2,770                                   1,852
  Deferred loan origination
    fees.................................         233                                     310
  Unearned discounts.....................          30                                      73
  Allowance for loan losses..............         309                                     394
                                             --------                                --------
    Net loans............................     $42,715                                 $33,625
                                               ======                                  ======

                                                         June 30,
                                           ------------------------------------
                                                           1997
                                           ------------------------------------

                                                Amount            Percent
                                           -------------     ------------------


Single-family residential................    $14,857                50.2%
Multi-family residential.................        478                 1.6
Commercial real estate...................      1,524                 5.1
Construction.............................      3,748                12.7
                                             -------              ------
    Total real estate loans..............     20,607                69.6
Consumer loans:
  Home improvement/equity................      8,110                27.4
  Other(1)...............................        906                 3.0
                                            --------             -------
    Total consumer loans.................      9,016                30.4
Commercial business loans................         --                  --
                                            --------           ---------
      Total loans........................     29,623              100.0%
                                              ------              =====
Less:
  Loans in process.......................      1,924
  Deferred loan origination
    fees.................................        265
  Unearned discounts.....................        172
  Allowance for loan losses..............        282
                                            --------
    Net loans............................    $26,980
                                              ======

-----------------
(1) Consists primarily of unsecured personal loans and lines of credit and automobile loans.

            CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                       Due One to           Due Five or
                                                  Due One              Five Years               More
                                                  Year or                After              Years After
                                                   Less                 6/30/99               6/30/99                 Total
                                           -----------------      -----------------     -----------------     -----------------
                                                                         (In Thousands)
Single-family residential................          $4,070                $3,428               $22,353                $29,851
Multi-family residential.................              --                    79                   422                    501
Commercial real estate...................              --                   246                   657                    903
Construction.............................               4                    32                 5,264                  5,300
Consumer.................................           1,063                 2,183                 6,256                  9,502
                                                    -----                 -----                ------                 ------
     Total...............................          $5,137                $5,968               $34,952                $46,057
                                                    =====                 =====                ======                 ======


            The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2000 which have fixed interest rates or which have floating or adjustable interest rates.



                                                                                        Floating or
                                                           Fixed-Rates               Adjustable-Rates               Total
                                                    -----------------------   --------------------------    ---------------------
                                                                                       (In Thousands)
Single-family residential.......................            $20,674                           $5,107               $25,781
Multi-family residential........................                 --                              501                   501
Commercial real estate..........................                 --                              903                   903
Construction....................................              5,296                               --                 5,296
Consumer........................................              8,439                               --                 8,439
                                                             ------                            -----                ------
            Total...............................            $34,409                           $6,511               $40,920
                                                             ======                            =====                ======

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

            Loan applications originated by the Company are generally processed at the Company's main office in Pittsburgh. For consumer loans, the Loan Supervisor can approve such loan amounts up to $8,000, with the Company's President approving any higher amount. For residential mortgage loans, the loan request is presented by the underwriter to the Company's Vice President of Lending and the President. Together, their approval authority is up to $227,150. For mortgage requests exceeding $227,150, up to an in-house aggregate loan limit of $300,000 to one borrower, approval requires the majority vote of the Board of Directors. On an "Exception to Policy" basis, as indicated to the Board of Directors, loan approval can up to an ultimate maximum of $400,000 in the aggregate to one borrower. All commercial loans, regardless of amount, must be approved by the Board of Directors.

            Property appraisals on real estate and improvements securing the Company's residential and commercial loans are made by independent appraisal companies, as approved by the Board of Directors. Appraisals are performed by licensed appraisers in accordance with federal regulations and industry accepted standards. The Company requires title insurance policies on all first mortgage loans. Borrowers must obtain a hazard insurance policy prior to the closing. If the secured property is situated in a designated flood zone, the Borrowers must obtain a flood insurance policy prior to the closing. In addition to the loan principal and interest, the Company requires an escrow account to be established for all residential and commercial mortgage loans. Disbursements from the Borrower's escrow account are made for such items as real estate taxes, and if applicable, private mortgage insurance and flood insurance premiums, as they become due.

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

            Historically, the Company has not been an active purchaser of loans. However, in fiscal 1998, the Company purchased two single-family loans totaling $144,000 from FHLMC that the Company had been servicing. In fiscal 1997, the Company purchased seven commercial participation loans totaling $96,000, in May 1996, the Company purchased a $7,000 participation in a commercial loan, and prior to 1994 purchased participation interests in loans secured by commercial real estate and equipment-secured commercial leases. Such loans were generally purchased from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. The Company ceased purchasing such loans and participation interests as a result of an increase in delinquencies. At June 30, 1999, loans purchased and serviced by others totalled $578,000, of which none were classified as non-performing.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                                Year Ended June 30,
                                                    -------------------------------------------------------------------------
                                                              1999                      1998                      1997
                                                    ---------------------     -------------------       ---------------------
                                                                                   (In Thousands)
Loan originations:
  Single-family residential.......................           $  8,162                  $  5,742                   $ 6,014
  Multi-family residential........................                333                        --                        --
  Commercial real estate..........................                 --                        --                       180
  Construction....................................              6,019                     4,920                     3,966
  Consumer........................................              4,419                     3,461                     4,197
  Commercial business.............................                 --                        --                        --
                                                              -------                     -----                    ------
    Total loans originated........................             18,933                    14,123                    14,357
Purchases(1)......................................                 --                       144                        96
                                                              -------                     -----                    ------
    Total loans originated
      and purchased...............................             18,933                    14,267                    14,453
Sales and loan principal
  reductions:
  Loans sold......................................                 --                        --                        --
  Loan principal reductions.......................              9,130                     7,609                     9,014
                                                              -------                     -----                    ------
    Total loans sold and
       principal reductions.......................              9,130                     7,609                     9,014
Increase (decrease) due to
  other items, net(2).............................               (713)                      (13)                      373
                                                              -------                     -----                    ------

Net increase (decrease) in
  loan portfolio..................................           $  9,090                  $  6,645                   $ 5,812
                                                              =======                     =====                    ======

--------------------------
(1) In fiscal 1998, consists of two FHLMC loans that the Company had been servicing.

(2) Other items consist of loans in process, deferred fees and discounts and allowance for loan losses.

            A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1999, the Company's limit on loans-to-one borrower was approximately $1.3 million. Nevertheless, except in certain limited circumstances, the Company's loan policy currently limits its loans to one borrower to $300,000. At June 30, 1999, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, amounted to $1.7 million in the aggregate, ranged from an aggregate of $268,000 to $453,000 and were secured primarily by single-family residential and commercial real estate. At June 30, 1999, $218,000 of the loans which comprise the Company's largest loans-to-one borrower were classified as non-performing.

            The Company's largest loans-to-one borrower consists of five loans which are secured by multi-family residential rental properties. The five loans had an aggregate principal balance of

$453,000 as of June 30, 1999, and three of the loans were over 90 days delinquent (with an aggregate principal balance of $218,000), and two of the loans were 30 days delinquent (with a principal balance of $235,000), as of such date. Four of the five loans are secured by properties located within the Company's primary market area. The principal borrower (which consists of a partnership which is affiliated with the investment consulting and loan servicing firm with respect to which the Company has purchased commercial real estate and commercial business loans in the past) is currently negotiating with the Company in order to bring all of the loans current and, accordingly, the Company does not presently anticipate any loss of principal at this time.

            SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences located in its market area. At June 30, 1999, $29.9 million or 64.8% of the Company's total loan portfolio consisted of permanent single-family residential real estate loans.

            The Company had been emphasizing for its portfolio single-family residential mortgage loans which provide for periodic adjustments to the interest rate. The loans emphasized by the Company have up to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Board of Governors of the Federal Reserve System ("Federal Reserve Board")). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Most adjustable rate single-family residential loans originated by the Company can, upon payment of a fee, be converted into fixed-rate loans during certain periods. Approximately 19.1% of the permanent single-family residential loans in the Company's loan portfolio at June 30, 1999 had adjustable interest rates. Recently, the Company has emphasized for its portfolio fixed-rate single-family residential mortgage loans.

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

            The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. At June 30, 1999, approximately $26.6 million or 88.9% of the permanent single-family residential loans in the Company's portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

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

            MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The Company currently does not actively solicit such loans, which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers and members of the local community. At June 30, 1999, $1.4 million or 3.0% of the Company's total loan portfolio consisted of loans secured by multi-family residential and commercial real estate. The majority of the Company's multi-family residential and commercial real estate loans are secured by office buildings, restaurants, and other special purpose properties located within the Company's primary market area. Management does not expect to emphasize multi-family residential and commercial real estate lending in the near future.

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

            CONSTRUCTION LOANS. The Company also originates residential construction loans to individuals who have a contract with a builder for the construction of their residence and, to a much lesser extent, to local real estate builders, generally with whom it has an established relationship. The Company's construction loans are secured by property located primarily in the Company's primary market area. At June 30, 1999, construction loans amounted to $5.3 million or 11.4% of the Company's total loan portfolio.

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

            CONSUMER LOANS. The Company has been originating consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Company include home equity lines of credit, home improvement loans, unsecured personal loans and lines of credit and automobile loans. At June 30, 1999, consumer loans amounted to $9.5 million or 20.7% of the Company's total loan portfolio.

            Home equity lines of credit are originated by the Company for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Company also offers home improvement loans in amounts up to 90% of the appraised value, less the amount of any existing prior liens. In 1987, the Company entered into a contractual arrangement with an individual who assisted the Company in originating and servicing home improvement loans through a network of dealers. Although the contractual arrangement was terminated in January 1994 (which resulted in the Company's recognition of $110,000 of expense during fiscal 1994), the Company continues to originate home improvement loans through a network of dealers which directly engage in the home improvement field. Generally, home equity lines of credit have a maximum term of ten years and interest rates which adjust in accordance with a designated prime rate plus a margin. Home improvement loans have a maximum term of ten years and generally carry fixed interest rates. In either case, the Company will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. A combination home improvement project, plus bill consolidation loan, can result in a home equity loan over $100,000. Such loans can have terms up to 240 months and usually require a first lien position if over $50,000. Under this amount, the loan may be a second mortgage if the overall loan-to-value ratio meets the bank's underwriting standards. Any loan over $100,000 shall be reported in the Loan Committee minutes. At June 30, 1999, home equity lines of credit and home improvement loans totaled $8.7 million or 19.0% of the Company's total loan portfolio.

            The Company also offers unsecured lines of credit up to $3,000 with terms up to 24 months, unsecured fixed rate loans up to $5,000 for borrowers with excellent credit support as well as automobile loans up to $25,000 with terms up to 60 months. The Company generally offers these loans to existing customers. At June 30, 1999, $761,000 or 1.7% of the Company's total consumer loan portfolio consisted of unsecured personal loans and lines of credit and automobile loans.

            The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of any security in relation to the proposed loan amount. Upon termination of the Company's contractual arrangement discussed above, the Company revised its loan underwriting and collection policies in order to enhance its consumer loan underwriting standards and improve its collection efforts.

            Consumer loans generally have shorter terms and higher interest rates than mortgage loans but often involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers. At June 30, 1999, $396,000 of the Company's consumer loans were non-performing, which constituted 100.0% of total non-performing loans and 4.2% of total consumer loans at such date.

            COMMERCIAL BUSINESS LOANS. In years prior to the fiscal year ended 1997, the Company became involved in purchasing office equipment and other commercial leases, primarily through the investment consulting and loan servicing firm located in Monroeville, Pennsylvania which was discussed above in "Multi-Family Residential and Commercial Real Estate Loans." The consulting firm underwrote the leases pursuant to the Company's underwriting standards and procedures. The Company then generally reviewed the documents and made a determination whether to purchase such lease. The Company no longer has any outstanding lease loans with this firm and does not plan to purchase any additional loans from them in the future.

            LOAN FEE INCOME. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

            The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 91, the Company recognized $205,000, $140,000 and $43,000 of deferred loan fees during the years ended June 30, 1999, 1998 and 1997, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

ASSET QUALITY

            DELINQUENT LOANS. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made at least 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, the loan and payment history are reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. The Company generally initiates such proceedings when a loan becomes 90 days delinquent. During fiscal 1999, the Company hired a full time collector to improve loan recovery efforts.

            The following table sets forth information concerning delinquent loans at June 30, 1999, in dollar amounts and as a percentage of the Company's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                          June 30, 1999
                           -------------------------------------------------------------------------------------------------------
                                         30-59                                                             90 or More Days
                                     Days Overdue                      60-89 Days Overdue                      Overdue
                           -------------------------------     ---------------------------------     -----------------------------
                                                 Percent                              Percent                           Percent
                                                of Total                              of Total                         of Total
                             Amount               Loans          Amount                Loans            Amount           Loans
                           ---------     -------------------   ----------      --------------------  ----------     --------------
                                                                     (Dollars in Thousands)
Single-family residential..    $193                    0.45%        $ --                      --%         $ --                  --%
Multi-family residential
  and commercial real
  estate...................     235                    0.55          100                    0.23            --                  --
Consumer...................      71                    0.17           41                    0.10           396                0.93
                               ----                    ----         ----                    ----           ---                ----
  Total delinquent loans...    $499                    1.17%        $141                    0.33%         $396                0.93%
                                ===                    ====          ===                    ====           ===                ====


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


                                                                                         June 30,
                                                       -------------------------------------------------------------------------
                                                                 1999                      1998                      1997
                                                       ---------------------     ---------------------     ---------------------
                                                                                  (Dollars in Thousands)
Non-accruing loans:
  Single-family residential..........................         $  --                      $ 51                      $ 96
  Multi-family residential and
    commercial real estate...........................            --                        --                        60
  Construction.......................................            --                        --                        --
  Consumer...........................................           228                       272                       117
  Commercial business................................            --                        --                        --
                                                               ----                      ----                      ----
    Total non-accruing loans.........................           228                       323                       273
Accruing loans greater than
  90 days delinquent:
  Single-family residential..........................            --                        --                        --
  Multi-family residential and
    commercial real estate...........................            --                        --                        --
  Consumer...........................................           168                       331                       181
                                                               ----                       ---                      ----
    Total accruing loans greater than
     90 days delinquent..............................           168                       331                       181
                                                               ----                       ---                      ----
    Total non-performing loans.......................           396                       654                       454
Real estate owned....................................            86                        11                        37
                                                               ----                      ----                      ----
  Total non-performing assets........................         $ 482                      $665                      $491
                                                               ====                       ---                       ===
  Total non-performing loans
    as a percentage of total loans...................          0.93%                     1.94%                     1.68%
                                                               ====                      ====                      ====
  Total non-performing assets
    as a percentage of total assets..................          0.93%                     1.44%                     0.98%
                                                               ====                      ====                      ====


            For the years ended June 30, 1999, 1998 and 1997, approximately $24,000, $42,000 and $26,000, respectively, in gross interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the years ended June 30, 1999, 1998 and 1997, $1,000, $12,000 and $10,000,
respectively, were included in interest income for these same loans.

            The $396,000 of non-performing loans at June 30, 1999 included $0 of single-family residential loans, $396,000 of consumer loans (consisting of 24 loans, all of which are secured by single-family residential real estate), and no commercial business loan. The $86,000 of real estate owned at June 30, 1999 consisted of five single family residential properties.

            The decrease in non-performing assets during the year ended June 30, 1999 was primarily due to a $207,000 decrease in non-performing consumer loans and a $51,000 decrease in non-performing single-family residential loans which was offset by a $75,000 increase in real estate owned. The decrease in non-performing consumer loans and single-family residential loans reflected the Company's ongoing collection efforts as well as an improvement in credit quality. The increase in real estate owned also reflected collection efforts to address credit deterioration.

            ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders, filed as Exhibit 13 hereto (the "1999 Annual Report").

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

            The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.


                                                          Year Ended June 30,
                                              -----------------------------------------
                                                1999              1998            1997
                                              --------         --------        --------
                                                       (Dollars in Thousands)
Total loans outstanding (net)..............   $ 42,715         $ 33,625        $ 26,980
                                              ========         ========        ========
Average loans outstanding, net.............     40,454         $ 30,152        $ 22,377
                                              ========         ========        ========
Balance at beginning of period.............   $    394         $    282        $    337
Charge-offs:
  Single-family residential................         --                6              --
  Multi-family residential and
    commercial real estate.................         --               60              --
  Consumer.................................        181              146              95
                                              --------         --------        --------
    Total charge-offs......................        181              212              95
Recoveries:
  Consumer.................................         26               12              11
                                              --------         --------        --------
    Total recoveries.......................         26               12              11
                                              --------         --------        --------
Net charge-offs............................       (155)            (200)            (84)
Provision for loan losses..................         70              312              29
                                              --------         --------        --------
Balance at end of period...................        309         $    394        $    282
                                              ========         ========        ========
Allowance for loan losses as a
  percent of total loans  outstanding......       0.72%            1.17%           1.05%
                                              ========         ========        ========
Allowance for loan losses as a
  percent of total non-performing loans....      78.03%           60.24%          62.11%
                                              ========         ========        ========
Ratio of net charge-offs to
  average loans outstanding................       0.38%            0.66%           0.38%
                                              ========         ========        ========

            The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.


                                                                    June 30,
                                    -------------------------------------------------------------------------------

                                            1999                    1998                             1997
                                    -----------------------  ----------------------      --------------------------
                                                Percent of              Percent of                    Percent of
                                               Loans in Each           Loans in Each                Loans in Each
                                                Category to             Category to                  Category to
                                    Amount     Total Loans   Amount     Total Loans      Amount      Total Loans
                                    ------     -----------   ------     -----------      ------      -----------
                                                                   (Dollars in Thousands)

Single-family residential
loans(1) .....................       $ 99          76.2%     $ 78          70.7%          $ 76          62.9%
Multi-family residential and
  commercial real estate loans         59           3.1        66           4.3            130           6.7
Consumer loans ...............        151          20.7       250          25.0             76          30.4
                                     ----         -----      ----         -----           ----         -----
     Total ...................       $309         100.0%     $394         100.0%          $282         100.0%
                                     ====         =====      ====         =====           ====         =====

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

            Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities which management is uncertain it will hold until maturity are classified as available for sale and are reported at their fair value. At June 30, 1999, $3.5 million of the Company's $3.7 million of investment securities were classified as available for sale and the remaining $207,000 were classified as held to maturity.

            The following table sets forth information relating to the amortized cost and market value of the Company's investment securities (including investment securities held to maturity and available for sale).


                                                                            June 30,
                                          ------------------------------------------------------------------------------
                                                   1999                       1998                        1997
                                          ----------------------     -----------------------      ----------------------
                                          Amortized       Market     Amortized        Market      Amortized      Market
                                            Cost          Value         Cost          Value         Cost         Value
                                          ---------      -------     ---------       -------      ---------      -------
                                                                                         (In Thousands)
Investment securities held to
  maturity:
  U.S. Government and agency
    obligations ....................       $    --       $    --       $    --      $     --       $    --       $    --
  Corporate obligations ............            --            --            --            --           497           500
  Municipal obligations ............           200           203           200           205           200           205
  Mortgage-backed securities .......             7             7            10            10            15            15
  Other ............................            --            --            --            --            --            --
                                           -------       -------       -------       -------       -------       -------
    Total investment securities held
      to maturity ..................       $   207       $   210       $   210       $   215       $   712       $   720
                                           =======       =======       =======       =======       =======       =======
Investment securities available for
  sale:
  U.S. Government and agency
    obligations ....................       $ 1,997       $ 1,974       $ 5,696       $ 5,735       $15,741       $15,729
  Corporate obligations ............            --            --            --            --           400           401
  Mortgage-backed securities .......         1,131         1,144         1,644         1,693         1,836         1,835
  Other(1) .........................           385           397           313           324           250           259
                                           -------       -------       -------       -------       -------       -------
    Total investment securities
      available for sale ...........       $ 3,513       $ 3,515       $ 7,653       $ 7,752       $18,227       $18,224
                                           =======       =======       =======       =======       =======       =======

------------------
(1)         Consists of FNMA Preferred and Common Stock.

            The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.


                                                                           Contractually Maturing
                                   ------------------------------------------------------------------------------------------------

                                                        Weighted                           Weighted                      Weighted
                                                        Average                            Average         Over 5         Average
                                    Under 1 Year         Yield         1-5 Years            Yield           Years          Yield
                                   --------------  --------------   --------------    -------------- -------------    -------------
                                                                           (Dollars in Thousands)
Investment securities held to
  maturity:
  U.S. Government and
    agency obligations...........      $       -            --%     $       -                  --%       $      --              --%
  Corporate obligations..........             --            --             --                  --               --              --
  Municipal obligations..........             --            --             --                  --              200            5.75
  Mortgage-backed securities.....             --            --             --                  --                7            7.50
                                       ---------                    ---------                             --------
  Total investment securities
    held to maturity.............     $       --            --%     $      --                  --%          $  207            5.83%
                                       =========    ==========      =========          ==========           ======            ====
Available for sale(1):
  U.S. Government and
    agency obligations...........     $       --            --%     $      --                  --%          $1,974            7.56%
  Corporate obligations..........             --            --             --                  --               --              --
  Other..........................             --            --             --                  --              397            6.45
  Mortgage-backed securities.....             --            --             --                  --            1,144            7.24
                                       ---------                    ---------                                -----
    Total investment securities
      available for sale.........     $       --            --%     $      --                  --%          $3,515            7.33%
                                       =========    ==========      =========          ==========            =====            ====

------------------------
(1)         Reflected at fair value.

            The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security. In addition, due to repayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities. See Notes 2, 3 and 9 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, filed as
Exhibit 13 hereto.

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

            The Company's deposits are obtained primarily from residents of Allegheny County and Armstrong County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1999.

       The following table shows the distribution of and certain other information relating to the Company's deposits by type as of the dates indicated.



                                                                          June 30,
                                       ------------------------------------------------------------------------------------
                                                   1999                        1998                         1997
                                       --------------------------    -------------------------    -------------------------
                                                       Percent of                   Percent of                   Percent of
                                        Amount          Deposits     Amount          Deposits     Amount          Deposits
                                       ----------      ----------    ------         ----------    ------         ----------
                                                                      (Dollars in Thousands)
Transaction accounts:
  Passbook savings and club
    accounts ....................       $ 8,423           23.71%    $ 8,669           24.24%    $ 9,168           25.60%
  NOW accounts ..................         3,568           10.04       3,322            9.29       3,221            8.99
  Money market accounts .........           359            1.01         528            1.48         724            2.02
                                        -------           -----     -------           -----     -------           -----
    Total transaction accounts ..        12,350           34.76      12,519           35.01      13,113           36.61
                                        -------           -----     -------           -----     -------           -----

Certificates of deposit:
  Within 1 year .................        12,659           35.63      11,983           33.52      12,075           33.71
  1-2 years .....................         4,137           11.64       4,462           12.48       4,171           11.64
  2-3 years .....................         3,164            8.91       2,722            7.61       2,360            6.59
  3-4 years .....................         2,114            5.95       2,089            5.84       1,955            5.46
  4-5 years .....................         1,105            3.11       1,979            5.54       2,145            5.99
  Over 5 years ..................            --              --          --              --          --              --
                                        -------           -----     -------           -----     -------           -----
    Total certificates of deposit        23,179           65.24      23,235           64.99      22,706           63.39
                                        -------           -----     -------           -----     -------           -----
    Total deposits ..............       $35,529          100.00%    $35,754          100.00%    $35,819          100.00%
                                        =======          ======     =======          ======     =======          ======

            The following table sets forth the savings activities of the Company during the periods indicated.



                                           Year Ended June 30,
                                 ----------------------------------------
                                   1999           1998            1997
                                 --------       --------        ---------
                                              (In Thousands)
Deposits ................       $ 47,074        $ 34,734        $ 30,947
Withdrawals .............         48,977          35,776          33,404
                                --------        --------        --------
  Net decrease before
    interest credited ...         (1,903)         (1,042)         (2,457)
Interest credited .......          1,678             977             943
                                --------        --------        --------
  Net increase (decrease)
    in deposits .........       $   (225)       $    (65)       $ (1,514)
                                ========        ========        ========

            The following table shows the interest rate and maturity information for the Company's certificates of deposit at June 30, 1999.


                                                            Maturity Date
                  ------------------------------------------------------------------------------------------

Interest Rate     One Year or Less   Over 1-2 Years      Over 2-3 Years      Over 3 Years           Total
-------------     ----------------   --------------      --------------      ------------         ----------
                                                             (In Thousands)
2.00 - 4.00%            $    --        $    33             $    --           $      --             $    33
4.01 - 5.99%             10,209          2,968               1,116               1,650              15,943
6.00 - 8.00%              2,450          1,136               2,048               1,569               7,203
                        -------        -------             -------             -------             -------
  Total ....            $12,659        $ 4,137             $ 3,164             $ 3,219             $23,179
                        =======        =======             =======             =======             =======


            The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at June 30, 1999.


  Certificates of deposit maturing
        in quarter ending:                                Amount
  ------------------------------------              -------------------
                                                      (In Thousands)
September 30, 1999 .................                       $  408
December 31, 1999 ..................                          318
March 31, 2000 .....................                          563
After March 31, 2000 ...............                          709
                                                           ------
  Total certificates of deposit with
   balances of $100,000 or more ....                       $1,998
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

EMPLOYEES

            The Company had 14 full-time employees and 8 part-time employees as of June 30, 1999. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys good relations with its personnel.

SUBSIDIARIES

            At June 30, 1999, the Company had two wholly-owned subsidiaries, the Savings Bank and Pennwood Service Corporation, which held no significant assets and was inactive as of such date.

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

            At June 30, 1999, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

            The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1999, the Savings Bank met each of its capital requirements.

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

            At June 30, 1998 (the most recent date for which a tax return has been filed), the federal income tax bad debt reserves of the Savings Bank included $979,000 for which no federal income tax has been provided. Because of these federal income tax bad debt reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Saving Bank are substantially restricted.

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

            NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1999, the Savings Bank had no NOL carryforwards for federal income tax purposes.

            AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through June 30, 1993 have been closed for the purpose of examination by the Internal Revenue System.

            STATE TAXATION. The Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% on the Savings Bank's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Savings Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At June 30, 1999, the Savings Bank had no net operating losses.

ITEM 2. PROPERTIES

            At June 30, 1999. the Company conducted its business from its main office in Pittsburgh, Pennsylvania and two branch offices in Kittanning, Pennsylvania. The following tables set forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at June 30, 1999.


                                                                               Net Book Value of                  Amount of
                    Description/Address                Leased/Owned                 Property                       Deposits
------------------------------------------------  -------------------     ----------------------------      ----------------------

                                                                                                 (In Thousands)
Main Office
683 Lincoln Avenue
Pittsburgh, Pennsylvania 15202..................          Owned                       $   596                    $14,608

Branch Offices:
125 Market Street
Kittanning, Pennsylvania 16201..................          Owned                       $   701                    $13,432

4 Hilltop Plaza
Kittanning, Pennsylvania 16201..................        Leased(1)                     $    43                    $ 7,489
                                                                                      -------                    -------

            Total...............................                                       $1,340                    $35,529
                                                                                       ======                    =======

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The information required herein is incorporated by reference from page 61 of the Company's 1999 Annual Report to Stockholders filed as Exhibit 13 hereto ("1999 Annual Report").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

            The information required herein is incorporated by reference from pages 4 to 17 of the 1999 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

            The information required herein is incorporated by reference from pages 19 to 58 of the 1999 Annual Report.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report:

                        Independent Auditors' Report.

                        Consolidated Statements of Financial Condition as of June 30, 1999 and 1998.

                        Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997.

                        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1999, 1998 and 1997.

                        Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.

                        Notes to Consolidated Financial Statements.

            The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:


No.                      Exhibits
---                      --------
3.1                       Articles of Incorporation of Pennwood Bancorp, Inc.*
3.2                       Bylaws of Pennwood Bancorp, Inc.*
4                         Stock Certificate of Pennwood Bancorp, Inc.*
10.1                      Pennwood Bancorp, Inc. 1997 Stock Option Plan.**
10.2                      Pennwood Bancorp, Inc. 1997 Recognition Plan and Trust Agreement.**
13                        Annual Report to Stockholders for
                          the Year Ended June 30, 1999
21                        List of Subsidiaries
                          (See "Item I. Business - Subsidiaries" in
                          this Form 10-KSB)
27                        Financial Data Schedule

-----------------------------

            * Incorporated herein by reference from the Company's Registration Statement on Form 8-B filed with the SEC on January 9, 1998.

            ** Incorporated herein by reference to the Company's Proxy Statement on Schedule 14A filed with the SEC on February 21, 1997.

            (b) Reports filed on Form 8-K.

            The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1999.

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




/s/ PAUL S. PIEFFER                                      September 28, 1999
-------------------------------------
Paul S. Pieffer
President, Chief Executive
  Officer and Director
(principal executive officer)

/s/ MARY M. FRANK
-------------------------------------
Mary M. Frank                                            September 28, 1999
Vice Chairman of the Board,
Director and Treasurer

/s/ JOHN B. MALLON
-------------------------------------
John B. Mallon
Director                                                 September 28, 1999

/s/ C. JOSEPH TOUHILL
-------------------------------------
C. Joseph Touhill                                        September 28, 1999
Chairman of the Board

/s/ ROBERT W. HANNAN
-------------------------------------
Robert W. Hannan                                         September 28, 1999
Director

/s/ MICHAEL KOTYK                                        September 28, 1999
-------------------------------------
Michael Kotyk
Director

                                                         September 28, 1999
-------------------------------------
H.J. Zoffer
Director

/s/ JAMES W. KIHM                                        September 28, 1999
-------------------------------------
James W. Kihm
Vice President and Secretary
(principal financial and accounting officer)