Form 10QSB
period 1999-09-30
PENNWOOD BANCORP INC
filed 1999-11-12
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _______________

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Pennsylvania                                  25-1783648
-------------------------------------------          -------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

           683 Lincoln Avenue
        Pittsburgh, Pennsylvania                               15202
-------------------------------------------          -------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (412) 761-1234
                   ------------------------------------------
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

           Pennwood Bancorp, Inc. had 555,539 shares of common stock outstanding as of November 10, 1999.

           Transitional Small Business Disclosure Format (check one):

Yes        No X
   ---       ---

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS
                                                                                                    PAGE
                                                                                                    ----
PART I.              FINANCIAL INFORMATION
-------              ---------------------

ITEM 1.              FINANCIAL STATEMENTS.                                                             3

                     Consolidated Balance Sheets as of September 30, 1999
                     (unaudited) and June 30, 1999                                                     3

                     Consolidated Statements of Income for the three months
                     ended September 30, 1999 and 1998 (unaudited)                                     4

                     Consolidated Statements of Cash Flows for the three months
                     ended September 30, 1999 and 1998 (unaudited)                                     5

                     Notes to Consolidated Financial Statements                                        7

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.                                                        9

PART II.             OTHER INFORMATION
--------             -----------------

ITEM 1.              LEGAL PROCEEDINGS.                                                               14

ITEM 2.              CHANGES IN SECURITIES.                                                           14

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.                                                 14

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                             14

ITEM 5.              OTHER INFORMATION.                                                               14

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.                                                14


SIGNATURES

                             PENNWOOD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands Except Share Data)

                                                                                          (Unaudited)            (Audited)
                                                                                             SEPT. 30             JUNE 30,
                                     ASSETS                                                      1999                 1999
                                     ------                                                      ----                 ----
Cash and amounts due from depository institutions                                                $844               $1,054
Money market investments at cost which approximates
   market value                                                                                 1,114                1,667
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $4,544 and $3,514)                                     4,494                3,515
   Held-to-maturity (Market value of $206 and $210)                                               206                  207
Loans receivable, net                                                                          44,134               42,715
Real estate owned, net                                                                             96                   86
Federal Home Loan Bank stock                                                                      550                  400
Premises and equipment, net                                                                     1,666                1,340
Accrued interest receivable                                                                       349                  299
Prepaid expenses and other assets                                                                 418                  413
                                                                                                  ---                  ---

                 Total assets                                                                 $53,871              $51,696
                                                                                              -------              -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Savings deposits                                                                           $34,953              $35,529
   Advances from borrowers for taxes and insurance                                                163                  463
   Accrued interest payable on savings deposits                                                   466                  425
   Borrowed funds                                                                              11,384                8,394
   Accrued expenses and other liabilities                                                         329                  278
                                                                                                  ---                  ---
                 Total liabilities                                                             47,295               45,089

Shareholders' Equity:
   Common Stock, $.01 par value; 4,000,000 shares authorized;
         813,419 issued at September 30, 1999                                                       8                    8
   Additional paid-in capital                                                                   5,667                5,665
   Retained earnings, substantially restricted                                                  4,518                4,516
   Treasury stock, at cost: 256,280 and 252,780 shares at September 30, 1999
        and June 30, 1999, respectively.                                                       (3,076)              (3,045)
   Unearned Employee Stock Ownership Plan shares                                                 (330)                (342)
   Unearned common stock - Recognition and Retention Plan                                        (178)                (196)
   Accumulated other comprehensive income                                                         (33)                   1
                                                                                                 ----                    -
                 Total shareholders' equity                                                     6,576                6,607

                 Total liabilities and shareholders' equity                                   $53,871              $51,696
                                                                                              -------              -------


     See accompanying notes to unaudited consolidated financial statements

                           PENNWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                (Unaudited)
              (Dollars in Thousands Except Per Share Amounts)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        --------------------------
                                                                                         1999                1998
                                                                                         ----                ----
Interest income:
     Loans                                                                               $887                $804
     Investment securities                                                                 57                 110
     Mortgage-backed securities                                                            20                  29
     Federal funds sold & other investments                                                 8                   5
     Money market investments                                                              18                  25
                                                                                           --                  --
              Total interest income                                                       990                 973

Interest expense:
     Interest on savings deposits                                                         384                 407
     Interest on borrowed funds                                                           131                  51
                                                                                          ---                  --
              Total interest expense                                                      515                 458

              Net interest income                                                         475                 515

Provision for loan losses                                                                   3                  13
                                                                                            -                  --
              Net interest income after provision
                for loan losses                                                           472                 502

Other income:
     Service charges                                                                       18                  16
     Other                                                                                 27                  19
                                                                                           --                  --
              Total other income                                                           45                  35

Other expenses:
     Compensation and employee benefits                                                   218                 206
     Premises and occupancy costs                                                          71                  54
     Federal insurance premiums                                                             5                   5
     Data processing expense                                                               32                  19
     Other operating expenses                                                             111                  93
                                                                                          ---                  --
              Total other expenses                                                        437                 377


              Income before income taxes                                                   80                 160


Provision for income taxes                                                                 36                  61
                                                                                           --                  --

              Net income                                                                  $44                 $99
                                                                                          ---                 ---

Basic earnings per share                                                                 $.09                $.16

Diluted earnings per share                                                               $.09                $.16

Dividend declared per share                                                             $.075                $.07

     See accompanying notes to unaudited consolidated financial statements

                              PENNWOOD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                              (Dollars in Thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -------------------------
OPERATING ACTIVITIES:                                                                          1999              1998
---------------------                                                                          ----              ----

   Net Income                                                                                   $44               $99
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation expense                                                                      12                14
       Provision for loan losses                                                                  3                13
       (Increase) in accrued interest receivable                                                (50)              (25)
       (Increase) decrease in prepaid expenses and other assets                                  (5)               35
       Increase in accrued interest payable on deposits                                          41                61
       Other, net                                                                               (35)              (17)
                                                                                               ----              ----
                                Total adjustments                                               (34)               81

                    Net cash provided by operating activities                                    10               180

INVESTING ACTIVITIES:
---------------------

     Purchases of premises and equipment                                                       (338)             (220)
     Purchases of investment and mortgage-backed securities
       available-for-sale                                                                    (1,112)             (910)
     Proceeds from maturities of investment and mortgage-backed
       securities held-to-maturity                                                                1                 1
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                                                  81             2,682
     Net (increase) in loans receivable                                                      (1,362)           (5,005)
     (Increase) in FHLB Stock                                                                  (150)              (16)
     Other, net                                                                                  45               (48)
                                                                                                 --              ----
                     Net cash (used) by investing activities                                 (2,835)           (3,516)

FINANCING ACTIVITIES:
---------------------

     Net increase (decrease) in passbook, club, money market and
       NOW accounts                                                                             146              (189)
     Net (decrease) in certificates of deposit accounts                                        (722)              (33)
     Net (decrease) in advances from borrowers for
       taxes and insurance                                                                     (300)             (214)
     Repayment of ESOP loan                                                                     (10)               (9)
     Purchase of Treasury Stock                                                                 (31)             (431)
     Increase of FHLB Advances                                                                3,000             5,000
     Dividends paid                                                                             (42)              (47)
     Other                                                                                       21                 3
                                                                                                 --                 -
                    Net cash provided by financing activities                                 2,062             4,080

Net (decrease) increase in cash and cash equivalents                                           (763)              744
Cash and cash equivalents, beginning of period                                                2,721             2,553
                                                                                              -----             -----
Cash and cash equivalents, end of period                                                     $1,958            $3,297
                                                                                             ------            ------

     See accompanying notes to unaudited consolidated financial statements

                              PENNWOOD BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                   (Unaudited)
                              (Dollars in Thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              -------------------------
                                                                                               1999              1998
                                                                                               ----              ----
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest on savings deposits                                                            $343              $346
                                                                                               ----              ----

       Income taxes                                                                              18                11
                                                                                                 --                --


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

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1999.

Note 2 - Principles of Consolidation

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank"). All significant inter-company transactions have been eliminated in consolidation.

Note 3 - Conversion to Stock Form of Ownership and Reorganization

The Savings Bank converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank on July 12, 1996. In connection with the conversion, the Savings Bank issued 610,128 shares of common stock. On January 27, 1997, the Savings Bank completed its reorganization into the holding company form of ownership. The resulting holding company is Pennwood Bancorp, Inc., a Pennsylvania corporation.

Note 4 - Earnings Per Share

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months ended September 30, 1999 and 1998:

                                                            Three months ended
                                                    Sept. 30, 1999      Sept. 30, 1998
                                                    --------------      --------------

Weighted average number of shares
outstanding used to calculate Basic EPS                 513,921             607,294

Dilutive securities                                           0               6,745
                                                        -------             -------
Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                                             513,921             614,039


Note 5 - Payment of Dividends

On September 15, 1999, the Company declared a quarterly dividend of $.075 per share, payable on October 15, 1999, to shareholders of record of September 30, 1999.

Note 6 - Adoption of New Accounting Principles

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for sale by a Mortgage-Banking Enterprise," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a nonmortgage banking enterprise. This statement is effective for the first quarter beginning January 1, 1999, and will not have any impact on the Company's financial position or results of operation as the Company does not currently securitize mortgage loans.

Note 7 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Liabilities." This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. In June 1999, the FASB issued SFAS No.

137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and Amendment of FASB Statement No. 133," which delays the adoption of SFAS No. 133 until June 15, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            Pennwood Bancorp, Inc. is the holding company for Pennwood Savings Bank. The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowed money. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned and other miscellaneous expenses, and income taxes.

CHANGES IN FINANCIAL CONDITION

            The Company's total assets increased by $2.2 million or 4.3% from $51.7 million at June 30, 1999 to $53.9 million at September 30, 1999. During the three months ended September 30, 1999, the Company's investment and mortgage-backed securities (classified as available-for-sale) increased by $1 million or 28.8% from $3.5 million at June 30, 1999 to $4.5 million at September 30, 1999 while money market investments (consisting of interest-bearing deposits with other financial institutions) decreased by $553,000 or 33.2%. Investment and mortgage-backed securities (classified as held-to-maturity) decreased by $1,000 and cash and amounts due from depository institutions decreased by $210,000 at the quarter ending September 30, 1999. The Company's net loans receivable increased $1.4 million or 3.3% from $42.7 million at June 30, 1999 to $44.1 at September 30, 1999. This was due to an increase in loans on single family homes, funded by the proceeds of FHLB advances. During the quarter, the Company's premises and equipment increased by $326,000 or 24.3%. This was due to the expansion of the Company's main office which is scheduled for completion by the end of the fiscal year. During the quarter, the Company's total liabilities increased by $2.2 million or 4.9% from $45.1 million at June 30, 1999 to $47.3 million at September 30, 1999. Borrowed money increased by $3.0 million or 35.7%, which was offset by a decrease in deposit liabilities of $576,000 or 1.6%. Shareholders' equity decreased by $31,000 or 0.5% during the three months ended September 30, 1999, as a result of the purchase of Treasury Stock of $31,000 and by the market value adjustment on investments classified as available for sale of $34,000 which was offset by $32,000 in employee benefit plan shares earned and the year to date net income of $44,000 less dividends declared of $42,000.

RESULTS OF OPERATIONS

            NET INCOME. The Company reported net income of $44,000 for the three months ended September 30, 1999 compared to $99,000 during the three months ended September 30, 1998. The $55,000 decrease in net income during such period as compared to the 1998 period was the result of a $40,000 decrease in net interest income and a $60,000 increase in non-interest expenses which was offset by a $10,000 increase in non interest income, a $25,000 decrease in income taxes and a $10,000 decrease in loan loss provisions. For the three months ended September 30, 1999, the Company's net interest margin decreased by 65 basis points to 3.82% from 4.47% for the three months ended September 30, 1998.

            NET INTEREST INCOME. Net interest income decreased by $40,000 or 7.8% during the three months ended September 30, 1999, as compared to the 1998 quarter. This decrease was attributable to a 49 basis point decrease in the average yield earned on interest earning assets while the average rate paid on interest bearing liabilities remained relatively unchanged.

            During the three months ended September 30, 1999, total interest income increased by $17,000 or 1.7%, as compared to the same period in 1998, primarily due to a $83,000 or 10.3% increase in interest earned on loans and a $3,000 or 60.0% increase in interest earned on federal funds and other investments which were offset by a $53,000 or 48.2% decrease in interest earned on investment securities, a $9,000 or 31.0% decrease in interest earned on mortgage backed securities and a $7,000 or 28.0% decrease in interest earned on money market investments. The increase in interest earned on loans was due primarily to a $7.1 million or 19.4% increase in the average balance of loans outstanding, which was partially offset by a 67 basis point decrease in the average yield earned thereon. The decrease in interest earned on investment securities was due primarily to a $2.7 million or 38.0% decrease in the average balance of investment securities and a 79 basis point decrease in the average yield earned thereon. The decrease in interest earned on money market investments was primarily due to a $930,000 or 40.9% decrease in the average balance of money market investments. The increase in interest earned on federal funds sold was due primarily to a $194,000 or 67.1% increase in the average balance of federal funds and other investments. The decrease in the average yield earned on the Company's investment securities resulted from calls and maturities of higher yielding U.S. Government and agency obligations.

            During the three months ended September 30, 1999, total interest expense increased by $57,000 or 12.4%, as compared to the same period in 1998, due to a $5.7 million or 129.5% increase in the average balance of borrowed money which was offset by a $468,000 or 1.3% decrease in savings deposits and a 20 basis point decrease in the average rate paid thereon.

            PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area and other factors related to the collectibility of the Company's loan portfolio. During the three months ended September 30, 1999, the Company established provisions for loan losses of $3,000 compared to $13,000 for the prior 1998 period.

            OTHER INCOME. Total other income increased by $10,000 or 28.6% during the three months ended September 30, 1999 as compared to the same quarter in 1998 which was primarily due to an increase of $8,000 or 42.1% in other income (which consists primarily of rental income earned on real estate owned, late charges, and other miscellaneous fees).

            OTHER EXPENSES. Total other expenses increased by $60,000 during the three months ended September 30, 1999 as compared to the same quarter in 1998 primarily due to a $12,000 or 5.8% increase in compensation and employee benefits, a $18,000 or 19.3% increase in other miscellaneous expenses, a $13,000 or 68.4% increase in data processing expenses and a $17,000 or 31.5% increase in office occupancy expenses.

            PROVISION FOR INCOME TAXES. The provision for income taxes decreased by $25,000 or 41.0% during the three months ended September 30, 1999, as compared to the 1998 quarter, due to the decrease in income.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At September 30, 1999, the Company had $11.0 million of outstanding advances from the FHLB of Pittsburgh.

            Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligations. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At September 30, 1999, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $4.1 million in mortgage loans and

$497,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $3.9 million. Certificates of deposit scheduled to mature in three months or less at September 30, 1999, totaled $4.1 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

            As of September 30, 1999, the Company has regulatory capital, which was in excess of required amounts.

YEAR 2000 COMPLIANCE

            Many computer programs were developed recognizing only the last two digits of a year (e.g."99" for "1999"). A question exists as to whether certain computer programs will recognize the year 2000 accurately. It is possible that since many programs will key on the "00" in the date, the year 2000 will be recognized as 1900. This issue has been popularly named the "Y2K" problem.

            The Company is aware of the issues relating to Y2K. They are pervasive and complex. The failure of computer systems to properly recognize the year 2000 could result in the generation of erroneous data or be the cause of a system failure.

            The Securities and Exchange Commission, The Federal Financial Institution's Examination Council ("FFIEC") and the other federal banking regulators have issued guidelines to assure that insured depository institutions appropriately address Y2K issues. Of primary concern is the ability of computer hardware and software to recognize the year 2000. The FFIEC determined that the Y2K management process should consist of five phases (Awareness, Assessment, Renovation, Validation and Implementation) and that a timeline for the completion of each phase should be established.

            The Company outsources substantially all of its critical data processing needs. As a result, the Company is largely dependent on vendor cooperation for systems used in its day-to-day business. The Company is working closely with its vendors to ensure that Y2K issues will not adversely affect its operational and financial systems.

            The Company has developed a Year 2000 Action Plan that addresses all systems, hardware, software and data processing applications provided by third-party vendors and any proprietary programs. The Awareness and Assessment phases of the plan are complete. These phases focused on understanding the Y2K problem and identifying all hardware, software, networks, processing platforms, vendor interdependencies and budget requirements affected by the Y2K date change. The Renovation phase entailed assessing the need for hardware and software upgrades, system replacements and related changes. The Company completed the Renovation phase during fiscal 1999.

            The Validation and Implementation phases involve determining the Y2K status of the Company's mission critical systems and vendors through testing and certification. Testing has been completed on mission critical hardware and software systems and vendors and the tests have indicated compliance for all critical areas. Validation and Implementation phases were completed as of June 30, 1999.

            The Company has formulated a Contingency Plan for its major functions in the event that system interruptions or failures due to Y2K problems occur that are beyond the Company's control. Integral to the Contingency Plan is a liquidity plan, which outlines the Company's efforts to insure adequate cash reserves through the Y2K dilemma. The Contingency Plan also involves, among other things, additional equipment and supplies, additional staff and training and hard copy records of critical information.

            Management has estimated that expenses related to Y2K will not exceed $15,000, of which $12,000 has already been incurred. This amount covers testing, upgrades and customer communication. Direct and indirect costs associated with Year 2000 issues have not had a material impact on the Company's consolidated financial statements to date and management does not anticipate any future costs to be significant.

            The cost to address Y2K issues is based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. There can be no guarantee, however, that these statements will be achieved and actual results could differ. Moreover, although management believes it is effectively addressing its Y2K issues, no assurances can be given that the Company will not be affected by the Y2K problem. In the event the Company is affected, including disruptions in the economy generally resulting from Y2K problems, the Company's business, financial condition and results of operations could be materially adversely affected, the extent to which cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS

            In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the cost and potential impact of the Year 2000 on the Company's data processing systems. Economic circumstances, the Company's operations, and actual results could differ significantly from those discussed in the forward-looking statements. The major factors that could cause or contribute to such differences include, but are not limited to, changes in the local economy as well as fluctuations in prevailing interest rates.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------
            Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------
            Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
            Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
            Not applicable.

ITEM 5.           OTHER INFORMATION
                  -----------------
            Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------
            a)    Exhibits
                  --------
                  27     Financial Data Schedule

            b)    Reports on Form 8-K
                  -------------------
                  None

                                   SIGNATURES


             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENNWOOD BANCORP, INC.



Date:  November 12, 1999       By:/s/ Paul S. Pieffer
                                   -------------------
                                Paul S. Pieffer, President and
                                  Chief Executive Officer


Date:  November 12, 1999       By:/s/ James W. Kihm
                                   -----------------
                                James W. Kihm, Vice President and
                                  Secretary