Form 10QSB
period 1999-12-31
PENNWOOD BANCORP INC
filed 2000-02-22
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                   FORM 10-QSB

      [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999

                                       OR

      [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ____________

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact Name of Small Business Issuer as Specified in Its Charter)



               Pennsylvania                                           25-1783648
-----------------------------------------------------            --------------------
  (State or Other Jurisdiction of Incorporation or                 (I.R.S. Employer
                  Organization)                                    Identification No.)

         683 Lincoln Avenue
        Pittsburgh, Pennsylvania                                         15202
-----------------------------------------------------            ---------------------
  (Address of Principal Executive Offices)                            (Zip Code)


                                  (412) 761-1234
                    -----------------------------------------
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
   Pennwood Bancorp, Inc. had 555,539 shares of common stock outstanding as of February 11, 2000.

   Transitional Small Business Disclosure Format (check one):

Yes ____  No __X__

                             PENNWOOD BANCORP, INC.

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION
------  ---------------------
ITEM 1. FINANCIAL STATEMENTS (unaudited)                                             3

        Consolidated Balance Sheets as of December 31, 1999
        and June 30, 1999                                                            3

        Consolidated Statements of Income for the three months
        and six months ended December 31, 1999 and 1998                              4

        Consolidated Statements of Cash Flows for the six months
        ended December 31, 1999 and 1998                                             5

        Notes to Consolidated Financial Statements                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.                                                       9

PART II.OTHER INFORMATION
------- -----------------


ITEM 1. LEGAL PROCEEDINGS.                                                            13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.                                    13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                              13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                          13

ITEM 5. OTHER INFORMATION.                                                            13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                             13


SIGNATURES

                        PART I. FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS


                             PENNWOOD BANCORP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                                                                                   Dec. 31            June 30,
                                            Assets                                                    1999                1999
                                            ------                                                    ----                ----
        Cash and amounts due from depository institutions                                           $1,355              $1,054
        Money market investments at cost which approximates
           market value                                                                              1,951               1,667
        Investment and mortgage-backed securities:
           Available-for-sale (Amortized cost of $3,841 and $3,514)                                  3,702               3,515
           Held-to-maturity (Market value of $208 and $210)                                            205                 207
        Loans receivable, net                                                                       46,250              42,715
        Real estate owned, net                                                                          87                  86
        Federal Home Loan Bank stock                                                                   750                 400
        Premises and equipment, net                                                                  2,199               1,340
        Accrued interest receivable                                                                    332                 299
        Prepaid expenses and other assets                                                              547                 413
                                                                                                       ---                 ---

                                         Total assets                                              $57,378             $51,696
                                                                                                   =======             =======

                             Liabilities and Shareholders' Equity
                             ------------------------------------
        Liabilities:

           Savings deposits                                                                        $34,442             $35,529
           Advances from borrowers for taxes and insurance                                             371                 463
           Accrued interest payable                                                                    532                 425
           Borrowed funds                                                                           15,373               8,394
           Accrued expenses and other liabilities                                                      207                 278
                                                                                                       ---                 ---
                                       Total liabilities                                            50,925              45,089
================================================================================

        Shareholders' Equity:
           Preferred stock, $.01 par value; 1,000,000 shares
                 authorized, none issued at Dec 31, 1999 and June 30, 1999                               -                   -
           Common Stock, $.01 par value; 4,000,000 shares authorized;
                 813,419 issued at December 31, 1999 and June 30, 1999                                   8                   8
           Additional paid-in capital                                                                5,667               5,665
           Retained earnings, substantially restricted                                               4,428               4,516
           Treasury stock, at cost: 257,880 and 252,780 shares at December 31, 1999
                and June 30, 1999, respectively.                                                    (3,090)             (3,045)
           Unearned Employee Stock Ownership Plan shares                                              (317)               (342)
           Unearned common stock - Recognition and Retention Plan                                     (160)               (196)
           Accumulated other comprehensive income                                                      (83)                  1
                                                                                                        --                   -
                         Total shareholders' equity                                                  6,453               6,607

                         Total liabilities and shareholders' equity                                $57,378             $51,696
                                                                                                   =======             =======



        See accompanying notes to unaudited consolidated financial statements

                           Pennwood Bancorp, Inc.
                      Consolidated Statements of Income

                                 (Unaudited)
               (Dollars in Thousands except Per Share Data)

                                                                               Three Months Ended           Six Months Ended
                                                                                  December 31,                December 31,

                                                                               1999            1998         1999            1998
                                                                               ----            ----         ----            ----
       Interest income:

            Loans                                                              $921            $884       $1,808          $1,688
            Investment securities                                                62              63          119             173
            Mortgage backed securities                                           19              27           39              57
            Federal funds sold & other investments                               12               5           20              10
            Money market investments                                             21              24           39              49
                                                                                 --              --           --              --
                     Total interest income                                    1,035           1,003        2,025           1,977

       Interest expense:
            Interest on savings deposits                                        379             405          763             812
            Interest on borrowed funds                                          183              89          314             140
                                                                                ---             ---          ---             ---
                     Total interest expense                                     562             494        1,077             952
                                                                                ---             ---        -----             ---
                     Net interest income                                        473             509          948           1,025

       Provision for loan losses                                                141               7          144              20
                     Net interest income after provision                         --              --           --              --
                       for loan losses                                          332             502          804           1,005

       Other income:
            Service charges                                                      15              15           33              32
            Other                                                                28              48           55              66
                                                                                 --              --           --              --
                     Total other income                                          43              63           88              98

       Other expenses:
            Compensation and employee benefits                                  218             212          436             415
            Premises and occupancy costs                                         68              63          139             118
            Federal insurance premiums                                            5               5           10              11
            Loss on real estate                                                  19              --           --
            Data processing expense                                              32              28           64              48
            Other operating expenses                                            122             108          233             202
                                                                                ---             ---          ---             ---
                     Total other expenses                                       464             416          901             794


                     Income (loss) before income taxes                          (89)            149           (9)            309


       Provision for (benefit from) income taxes                                (42)             53           (6)            114
                                                                                ---             ---          ---             ---
                     Net income (loss)                                         $(47)            $96          $(3)           $195
                                                                                ===             ===          ===            ====

       Basic earnings (loss) per share                                        $(.09)          $ .16        $(.01)          $ .33

       Diluted earnings (loss) per share                                      $(.09)          $ .16        $(.01)          $ .33

       Dividend declared per share                                           $ .075          $ .075        $ .15          $ .145



       See accompanying notes to unaudited consolidated financial statements

                             Pennwood Bancorp, Inc.
                     Consolidated Statements of Cash Flows

                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                                    Six Months Ended
                                                                                                       December 31,
                                                                                               ---------------------------
         Operating Activities:                                                                           1999             1998
         ---------------------                                                                           ----             ----
            Net Income                                                                                     (3)            $195
            Adjustments to reconcile net income to net cash
              provided by operating activities:
                Depreciation expense                                                                       25               19
                Provision for loan losses                                                                 144               20
                (Increase) decrease in accrued interest receivable                                        (33)              40
                (Increase) decrease in prepaid expenses and other assets                                 (134)            (124)
                Increase in accrued interest payable                                                      107              109
                Other, net                                                                                 87              14
                                                                                                          ----              --
                                          Total adjustments                                               196               78
                                                                                                          ---               --
                              Net cash provided by operating activities                                   193              273

         Investing Activities:
         ---------------------

              Purchases of premises and equipment                                                        (884)            (220)
              Purchases of investment and mortgage-backed securities
                available-for-sale                                                                     (1,162)          (1,085)
              Purchases of investment and mortgage-backed securities
                held-to-maturity                                                                            0             (750)
              Proceeds from maturities and principal repayments of
                investment and mortgage-backed securities held-to-maturity                                  2                1
              Proceeds from maturities and principal repayments of
                investment and mortgage-backed securities available-
                for-sale                                                                                  851            6,101
              Net (increase) in loans receivable                                                       (3,657)          (7,541)
              (Increase) in FHLB Stock                                                                   (350)             (16)
              Other, net                                                                                  (93)             (28)
                                                                                                          ----             ----
                           Net cash (used) by investing activities                                      (5,293)          (3,538)

         Financing Activities:
         ---------------------

              Net (decrease) increase in passbook, club, money market and
                NOW accounts                                                                              (33)              17
              Net (decrease) increase in certificates of deposit accounts                              (1,054)             184
              Net (decrease) in advances from borrowers for
                taxes and insurance                                                                       (92)             (59)
              Repayment of ESOP loan                                                                      (21)             (18)
              Purchase of Treasury Stock                                                                  (45)            (824)
             Increase of FHLB Advances                                                                  7,000            5,000
              Dividends paid                                                                              (84)             (96)
              Other                                                                                        14               28
                                                                                                           --               --
                           Net cash provided by financing activities                                    5,685            4,232

         Net increase in cash and cash equivalents                                                        585              967
         Cash and cash equivalents, beginning of period                                                 2,721            2,553
                                                                                                        -----            -----
         Cash and cash equivalents, end of period                                                      $3,306           $3,520
                                                                                                       ======           ======


         See accompanying notes to unaudited consolidated financial statements

                                        Pennwood Bancorp, Inc.
                           Consolidated Statements of Cash Flows, Continued

                                             (Unaudited)
                                        (Dollars in Thousands)


                                                                                                    Six Months Ended
                                                                                                       December 31,
                                                                                                ---------------------------
                                                                                                         1999             1998
                                                                                                         ----             ----

         Supplemental disclosure of cash flow information:
           Cash paid during the period for:
                Interest on savings deposits                                                             $714             $729
                                                                                                         ====             ====

                Income taxes                                                                              $58               $7
                                                                                                          ===               ==


         See accompanying notes to unaudited consolidated financial statements

                             PENNWOOD BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements.

The results of operations for the three months and six months ended
December 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements of Pennwood Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 3 - CONVERSION TO STOCK FORM OF OWNERSHIP

The Savings Bank converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank on July 12, 1996. In connection with the conversion, the Savings Bank issued 610,128 shares of common stock. On January 27, 1997, the Savings Bank completed its reorganization into the holding company form of ownership. The resulting holding company is Pennwood Bancorp, Inc. , a Pennsylvania corporation.

NOTE 4 - EARNINGS PER SHARE

The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the three months and six months ended December 31, 1999 and 1998:


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                DEC. 31, 1999    DEC.31, 1998     DEC. 31, 1999     DEC. 31, 1998
                                                -------------    ------------     -------------     --------------
Weighted average number of shares
  outstanding used to calculate Basic EPS             511,732          582,480           512,827           594,887

Dilutive securities......................                   0            1,415                 0             3,842
                                                      -------          -------            ------            ------

Weighted average number of shares and share
   equivalents outstanding used to calculate
   Diluted EPS............................             511,732          583,895           512,827           598,729



NOTE 5 - PAYMENT OF DIVIDENDS

On December 15, 1999, the Company declared a quarterly dividend of $.075 per share, payable on January 15, 2000, to shareholders of record of December 31, 1999.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Liabilities." This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. This statement was effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -

Deferral of the Effective date of FASB Statement No. 133 - and Amendment of FASB Statement No. 133,"which delays the adoption of SFAS No. 133 until
June 15, 2000. Management does not anticipate that there will be any material impact to the Company's financial statements.

NOTE 7 - SUBSEQUENT EVENT

On February 18, 2000, the Company announced entering into the Agreement and Plan of Merger (the "Agreement") with Fidelity Bancorp, Inc. ("Fidelity") pursuant to which each share of common stock of the Company issued and outstanding at the closing of the transaction will be acquired for cash consideration equal to $13.10 per share (the "Merger Consideration"). In addition, the holders of options to acquire Company common stock will either, at their election, receive cash in an amount equal to the Merger Consideration less the applicable exercise price per share or convert their options to options to acquire shares of Fidelity common stock under similar terms and conditions. The acquisition, which will be accounted for as a purchase, is subject to various customary closing conditions including the receipt of all required shareholder and regulatory approvals. The Company will file a Current Report on Form 8-K reporting the execution of the Agreement, which Form 8-K will include as an exhibit thereto the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CHANGES IN FINANCIAL CONDITION

         The Company's total assets increased by $5.7 million or 11.0% from $51.7 million at June 30, 1999 to $57.4 million at December 31, 1999. During the six months ended December 31, 1999, the Company's investment and mortgage-backed securities (classified as available for sale) increased by $187,000 or 5.3% from $3.5 million at June 30, 1999 to $3.7 million at December 31, 1999, money market investments (consisting of interest-bearing deposits with other financial institutions) increased by $284,000 or 17.0% and cash and amounts due from depository institutions increased by $301,000 or 28.6% while investment and mortgage-backed securities (classified as held-to-maturity) decreased by $2,000 or 1.0% at the six months ended December 31, 1999. The Company's net loans receivable increased $3.5 million or 8.2% from $42.7 million at June 30, 1999 to $46.2 million at December 31, 1999. This was due to an increase in loans on single family homes, funded by the proceeds of FHLB advances. During the six month period, the Company's premises and equipment increased by $859,000 or 64.1%. This was due to the expansion of the Company's main office, which is scheduled for completion by the end of the fiscal year. During the six month period, the Company's total liabilities increased by $5.8 million or 12.9% from $45.1 million at June 30, 1999 to $50.9 million at December 31, 1999. Borrowed funds increased by $7.0 million or 83.1%, which was offset by a decrease in deposit liabilities of $1.1 million or 3.1%. Shareholders equity decreased by $154,000 or 2.3% during the six months ended December 31, 1999, as a result of the purchase of Treasury Stock of $45,000, the market value adjustment on investments classified as available for sale of $84,000, the year to date net loss of $3,000 and dividends declared of $84,000 which were offset by $61,000 in employee benefit plan shares earned.

RESULTS OF OPERATIONS

         NET INCOME (LOSS). The Company reported net losses of $47,000 and $3,000 for the three months and six months ended December 31, 1999, respectively, compared to net income of $96,000 and $195,000 during the three months and six months ended December 31, 1998. The $143,000 decrease in net income during the three month period ended December 31, 1999 was the result of a $36,000 decrease in net interest income, a $48,000 increase in non interest expenses, a $20,000 decrease in non interest income, and a $134,000 increase in loan loss provisions which were offset by a $95,000 decrease in income taxes. The $198,000 decrease in net income during the six month period over the prior year was the result of a $ 77,000 decrease in net interest income, a $107,000 increase in non interest expenses, a $10,000 decrease in non interest income, and a $124,000 increase in loan loss provisions which were offset by a $120,000 decrease in income taxes.

         For the three months and six months ended December 31, 1999, the Company's net interest margin decreased by 61 basis points and 63 basis points, respectively, to 3.66% and 3.74%, from 4.27% and 4.37% for the three months and six months ended December 31, 1998. The average yield earned on the Company's interest-earning assets decreased by 41 basis points and 45 basis points, respectively, for the three and six month periods ended December 31, 1999 over the same periods ended December 31, 1998 which was offset by a 3 basis point and 2 basis point decrease in the average rate paid on the Company's interest-bearing liabilities for the same periods ended December 31, 1999 and December 31, 1998 respectively.

         NET INTEREST INCOME. Net interest income decreased by $36,000 or 7.1% and $77,000 or 7.5% during the three months and six months ended December 31, 1999, respectively, as compared to the same periods ended December 31, 1998. This decrease was primarily attributable to a 41 basis point and 45 basis point decrease in the average yield earned on interest earning assets for the three months and six months ended December 31, 1999, respectively, over the prior 1998 periods while the average rate paid on interest bearing liabilities remained relatively unchanged.

         During the three months and six months ended December 31, 1999, total interest income increased by $32,000 or 3.2% and $48,000 or 2.4%, respectively, as compared to the same periods in 1998. The increases during the three and six months ended December 31, 1999 as compared to the corresponding periods in 1998 were primarily due to a $37,000 or 4.2% and $120,000 or 7.1% increase in interest earned on loans and a $7,000 or 140.0% and $10,000 or 100.0% increase in interest earned on federal funds and other investments, respectively, which were offset by a $1,000 or 1.6% and a $54,000 or 31.2% decrease in interest earned on investment securities, an $8,000 or 29.6% and an $18,000 or 31.6% decrease in interest earned on mortgage backed securities and a $3,000 or 12.5% and a $10,000 or 20.4% decrease in interest earned on money market investments, respectively. The increase in interest earned on loans was due primarily to a $4.6 million or 11.0% and $5.9 million or 15.2% increase in the average balance of loans outstanding, during the three and six months ending December 31, 1999 as compared to the same 1998 periods, which was partially offset by a 55 basis point and a 61 basis point decrease in the average yield earned thereon, respectively. During the three and six months ended December 31, 1999, the decrease in interest earned on investment securities was due primarily to a $176,000 or 4.1% and a $1.4 million or 24.6% decrease in the average balance of investment securities and a 54 basis point and a 60 basis point decrease in the average yield earned thereon, respectively, as compared to the same periods in 1998. The decrease in interest earned on money market investments during the three and six months ended December 31, 1999 was primarily due to a $830,000 or 38.2% and a $879,000 or 40.0% decrease in the average balance of money market investments, respectively, as compared to the same periods in 1998. The increase in interest earned on federal funds sold and other investments during the three and six months ended December 31, 1999 as compared to the corresponding periods in 1998 was due primarily to a $450,000 or 150.0% and a $322,000 or 109.2% increase in the average balance of federal funds and other investments. The decrease in the average yield earned on the Company's investment securities during the three and six months ended December 31, 1999 as compared to the corresponding periods in 1998 resulted from calls and maturities of higher yielding U.S. Government and agency obligations.

      During the three and six months ended December 31, 1999, total interest expense increased by $68,000 or 13.8% and $125,000 or 13.1%, respectively, as compared to the same period in 1998, due to a $7.0 million or 109.4% and a $6.3 million or 116.7% increase in the average balance of borrowed money which was offset by a $888,000 or 2.5% and a $678,000 or 1.9% decrease in the average balance of savings deposits as compared to the same 1998 periods.

         PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, past due loans, economic conditions in the Company's market area and other factors related to the collectibility of the Company's loan portfolio. During the three and six months ended December 31, 1999, the Company established provisions for loan losses of $141,000 and $144,000, respectively, compared to $7,000 and $20,000 for the same 1998 periods. Provisions made during the three months ended December 31, 1999 primarily reflect charge-off and delinquency trends of the consumer loan portfolio.

         OTHER INCOME. Total other income decreased by $20,000 or 31.7% and $10,000 or 10.2% during the three and six months ended December 31, 1999, respectively, as compared to the same 1998 periods. This was primarily due to a decrease of $20,000 or 41.7% and $11,000 or 16.7% in other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees).

         OTHER EXPENSES. Total other expenses increased by $48,000 or 11.5% and $107,000 or 13.5% during the three and six months ended December 31, 1999, respectively, as compared to the same 1998 periods. During the three months ended December 31, 1999 as compared to the same period ending December 31, 1998, there was a $6,000 or 2.8% increase in compensation and employee benefits, a $14,000 or 13.0% increase in other miscellaneous expenses, a $4,000 or 14.3% increase in data processing expenses, a $19,000 increase in loss on real estate and a $5,000 or 7.9% increase in office occupancy expenses. During the six months ended December 31, 1999 as compared to the same period ending December 31, 1998, there was a $21,000 or 5.1% increase in compensation and employee benefits, a $31,000 or 15.3% increase in other miscellaneous expenses, a $16,000 or 33.3% increase in data processing expenses, a $19,000 increase in loss on real estate and a $21,000 or 17.8% increase in office occupancy expenses.

         PROVISION FOR INCOME TAXES. The Company incurred a decrease of $95,000 and $120,000 in income tax expense for the three and six months ended
December 31, 1999, as compared to the same 1998 periods, due primarily to the losses before income taxes for the three and six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December
31, 1999, the Company had $15.0 million of outstanding advances from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligation. On a longer-term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At December 31, 1999, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $2.2 million in mortgage loans and $514,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $2.7 million. Certificates of deposit scheduled to mature in three months or less at December 31, 1999, totaled $4.4 million. Management of the Company believes that the Company has adequate resources, including principal payments and repayments of loans an maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

         As of December 31, 1999, the Company had regulatory capital in excess of required amounts.

YEAR 2000 CONSIDERATIONS

         As of the date of this filing, the Company has not experienced any significant year 2000 problems relating to its internal or third party computer systems. Nor has the Company experienced any problems regarding the ability of commercial customers to meet their debt service obligations as a result of year 2000 issues. The Company will continue to monitor systems for problems, however, the costs related to that process are not expected to be significant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         See Note 7 of Notes to Unaudited Consolidated Financial Statements set forth herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  27       Financial Data Schedule

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PENNWOOD BANCORP, INC.

Date:  February 11, 2000                    By:/s/ Paul S. Pieffer
                                               -------------------
                                            Paul S. Pieffer, President and
                                              Chief Executive Officer

Date:  February 11, 2000                    By:/s/ James W. Kihm
                                               -----------------
                                            James W. Kihm, Vice President and
                                              Secretary