Form 10QSB
period 2000-03-31
PENNWOOD BANCORP INC
filed 2000-05-15
CIK 1010837

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                   FORM 10-QSB

         /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                                        OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission file number 0-21939

                             Pennwood Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                 25-1783648
------------------------------------            --------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                 No.)

          683 Lincoln Avenue
       Pittsburgh, Pennsylvania                             15202
---------------------------------------         --------------------------------
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

         Pennwood Bancorp, Inc. had 555,539 shares of common stock outstanding as of April 30, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes      No    X
    ---       ---

                              PENNWOOD BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS.                                                                              3

               Consolidated Balance Sheets as of March 31, 2000
               and June 30, 1999                                                                                  3

               Consolidated Statements of Income for the three months
               and nine months ended March 31, 2000 and 1999                                                      4

               Consolidated Statements of Cash Flows for the nine months
               ended March 31, 2000 and 1999                                                                      5

               Notes to Consolidated Financial Statements                                                         7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.                                                                            10

PART II.       OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.                                                                                16

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                        16

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.                                                                  16

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.                                              16

ITEM 5.        OTHER INFORMATION.                                                                                16

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                                                                 16


SIGNATURES

                                     PART I. FINANCIAL INFORMATION
                                      ITEM 1: FINANCIAL STATEMENTS
                                         PENNWOOD BANCORP, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                              (Dollars in Thousands Except Per Share Data)

                                                                                  MARCH 31,      JUNE 30,
                                        ASSETS                                         2000          1999
                                        ------                                         ----          ----
Cash and amounts due from depository institutions                                  $  1,600      $  1,054
Money market investments at cost which approximates
   market value                                                                       1,231         1,667
Investment and mortgage-backed securities:
   Available-for-sale (Amortized cost of $3,844 and $3,514)                           3,716         3,515
   Held-to-maturity (Market value of $207 and $210)                                     204           207
Loans receivable, net                                                                46,697        42,715
Real estate owned, net                                                                   69            86
Federal Home Loan Bank stock                                                            800           400
Premises and equipment, net                                                           2,593         1,340
Accrued interest receivable                                                             330           299
Prepaid expenses and other assets                                                       537           413
                                                                                   --------      --------
                                     Total assets                                  $ 57,777      $ 51,696
                                                                                   ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Savings deposits                                                                  33,992        35,529
   Advances from borrowers for taxes and insurance                                      396           463
   Accrued interest payable on savings deposits                                         364           461
   Borrowed funds                                                                    16,364         8,394
   Accrued expenses and other liabilities                                               300           242
                                                                                   --------      --------
                                  Total liabilities                                  51,416        45,089

Shareholders' Equity:
   Common stock, $.01 par value; 4,000,000 shares authorized;
         813,419 issued at March 31, 2000                                                 8             8
   Additional paid-in capital                                                         5,676         5,665
   Retained earnings, substantially restricted                                        4,290         4,516
   Treasury stock, at cost: 257,880 and 252,780 shares at March 31, 2000
        and June 30, 1999, respectively                                              (3,090)       (3,045)
   Unearned Employee Stock Ownership Plan shares                                       (305)         (342)
   Unearned common stock - Recognition and Retention Plan                              (143)         (196)
   Accumulated other comprehensive income                                               (75)            1
                                                                                   --------      --------
                 Total shareholders' equity                                           6,361         6,607
                                                                                   --------      --------
                 Total liabilities and shareholders' equity                        $ 57,777      $ 51,696
                                                                                   ========      ========



      See accompanying notes to unaudited consolidated financial statements

                                  PENNWOOD BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         Three Months Ended       Nine Months Ended
                                                              March 31,              March 31,
                                                         2000         1999        2000         1999
                                                         ----         ----        ----         ----
Interest income:
     Loans                                            $   928      $   904     $ 2,736      $ 2,592
     Investment securities                                 52           31         171          204
     Mortgage backed securities                            21           24          60           81
     Federal funds sold and other investments              12            5          32           15
     Money market investments                              21           22          60           71
                                                      -------      -------     -------      -------
              Total interest income                     1,034          986       3,059        2,963
Interest expense:
     Interest on savings deposits                         363          398       1,126        1,210
     Interest on borrowed funds                           229           79         543          219
                                                      -------      -------     -------      -------
              Total interest expense                      592          477       1,669        1,429
                                                      -------      -------     -------      -------
              Net interest income                         442          509       1,390        1,534

Provision for loan losses                                  53           20         197           40
                                                      -------      -------     -------      -------
              Net interest income after provision
                for loan losses                           389          489       1,193        1,494

Other income:
     Service charges                                       19           23          52           72
     Other                                                 18           12          73           61
                                                      -------      -------     -------      -------
              Total other income                           37           35         125          133

Other expenses:
     Compensation and employee benefits                   207          211         643          626
     Premises and occupancy costs                          64           64         203          182
     Federal insurance premiums                             2            5          12           16
     Data processing expense                               32           28          96           76
     Net loss on real estate owned                          3            1          22            1
     Professional fees                                    126           13         175           41
     Other operating expenses                             100          105         284          279
                                                      -------      -------     -------      -------
              Total other expenses                        534          427       1,435        1,221


              Income (loss) before income taxes          (108)          97        (117)         406


Provision for (benefit from) income taxes                 (13)          39         (19)         153
                                                      -------      -------     -------      -------
              Net income (loss)                       ($   95)     $    58     ($   98)     $   253
                                                      -------      -------     -------      -------
Basic earnings per share                              ($ 0.19)     $   .10     ($ 0.19)     $   .43

Diluted earnings per share                            ($ 0.19)     $   .10     ($ 0.19)     $   .43

Dividends declared per share                          $  .075      $  .075     $  .225      $  .225


         SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             PENNWOOD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        Nine Months Ended
                                                                            March 31,
                                                                        -----------------
OPERATING ACTIVITIES:                                                    2000         1999
                                                                         ----         ----
   Net Income (loss)                                                  ($   98)     $   253
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation expense                                                29           33
       Provision for loan losses                                          197           40
       (Increase) decrease in accrued interest receivable                 (31)          25
       Increase in prepaid expenses and other assets                     (124)        (133)
       Decrease in accrued interest payable on deposits                   (97)          (5)
       Other, net                                                         (45)          51
                                                                     --------     --------
Total adjustments                                                         (71)          11
                                                                     --------     --------
Net cash (used in) provided by operating activities                      (169)         264
                                                                     --------     --------
INVESTING ACTIVITIES:

     Purchases of premises and equipment                               (1,224)        (243)
     Purchases of investment and mortgage-backed securities
       available-for-sale                                              (1,214)      (1,210)
     Purchases of investment and mortgage-backed securities
       held-to-maturity                                                     0         (750)
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities held-to-maturity           3          753
     Proceeds from maturities and principal repayments of
       investment and mortgage-backed securities available-
       for-sale                                                           900        6,307
     Proceesd of sale of real estate owned                                 16           16
     Net (increase) in loans receivable                                (3,982)      (8,738)
     (Increase) in FHLB Stock                                            (400)         (16)
     Other, net                                                            43           20
                                                                     --------     --------
Net cash used in investing activities                                  (5,858)      (3,861)
                                                                     --------     --------
FINANCING ACTIVITIES:

     Net (decrease) increase in passbook, club, money market and
       NOW accounts                                                       437          (53)
     Net (decrease) increase in certificates of deposit accounts       (1,974)         586
     Net decrease in advances from borrowers for
       taxes and insurance                                                (67)         (39)
     Repayment of ESOP loan                                               (30)         (27)
     Purchase of Treasury Stock                                           (45)      (1,175)
    Increase of FHLB Advances                                           8,000        5,000
     Dividends paid                                                      (126)        (141)
     Other                                                                (58)          37
                                                                     --------     --------
Net cash provided by financing activities                               6,137        4,188
                                                                     --------     --------
Net increase in cash and cash equivalents                                 110          591
Cash and cash equivalents, beginning of period                          2,721        2,553
                                                                     --------     --------
Cash and cash equivalents, end of period                              $ 2,831      $ 3,144
                                                                     ========     ========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                             PENNWOOD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                    Nine Months Ended
                                                        March 31,
                                                    -----------------
                                                      2000     1999
                                                      ----     ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                       1650     1214
                                                      ====     ====
       Income taxes                                     45      152
                                                      ----     ----


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

        The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in Pennwood Bancorp, Inc.'s Form 10-KSB for the year ended June 30, 1999.

Note 2 - PRINCIPLES OF CONSOLIDATION

        The accompanying unaudited financial statements of Pennwood Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, Pennwood Savings Bank (the "Savings Bank"). All significant inter-company transactions have been eliminated in consolidation.

Note 3 - CONVERSION TO STOCK FORM OF OWNERSHIP

        The Savings Bank converted from a Pennsylvania mutual savings bank to a Pennsylvania stock savings bank on July 12, 1996. In connection with the conversion, the Savings Bank issued 610,128 shares of common stock. On January 27, 1997, the Savings Bank completed its reorganization into the holding company form of ownership. Each issued and outstanding share of common stock of the Savings Bank was exchanged on a share for share basis for shares of Company common stock. The resulting holding company is Pennwood Bancorp, Inc., a Pennsylvania corporation.

Note 4 - EARNINGS PER SHARE


        The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share ("EPS") for the three months and nine months ended March 31, 2000 and 1999:


                                                  Three months ended       Nine Months ended
                                                       March 31,               March 31,
                                                  ------------------       -----------------
                                                   2000       1999          2000      1999
                                                  -------- ---------       ------- ---------

Weighted average number of                      513,237     557,422     512,968     582,581
shares outstanding used to
calculate Basic EPS

Dilutive securities                                --         1,415        --         3,053
                                                -------     -------     -------     -------

Weighted average number of
shares and share equivalents
outstanding used to calculate
Diluted EPS                                     513,237     558,837     512,968     585,634



        Options to purchase 69,148 shares of common stock at $10.59 per share were outstanding during the three and nine month periods presented for fiscal year 2000 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Additionally, Recognition and Retention Plan awards with respect to 18,879 shares were outstanding during the three and nine months periods presented for fiscal year 2000 but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Note 5 - PAYMENT OF DIVIDENDS

        On March 15, 2000, the Company declared a quarterly dividend of $.075 per share, payable on April 17, 2000, to shareholders of record of March 31, 2000.

Note 6 - RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Liabilities." This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. This statement was effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133 - and Amendment of FASB Statement No. 133,"which delays the adoption of SFAS No. 133 until June 15, 2000. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that there will be any material impact to the Company's financial statements.

Note 7 - AGREEMENT AND PLAN OF MERGER

        On February 18, 2000, the Company announced entering into the Agreement and Plan of Merger (the "Agreement") with Fidelity Bancorp, Inc. ("Fidelity") pursuant to which each share of common stock of the Company issued and outstanding at the closing of the transaction will be acquired for cash consideration equal to $13.10 per share (the "Merger Consideration"). In addition, the holders of options to acquire Company stock will either, at their election, receive cash in an amount equal to the Merger Consideration less the applicable exercise price per share or convert their options to options to acquire shares of Fidelity common stock under similar terms and conditions. Under the terms of the Agreement, Pennwood will merge with and into Fidelity while the Savings Bank will merge with and into Fidelity Savings Bank, Fidelity's wholly owned subsidiary. The acquisition, which will be accounted for as a purchase and is expected to close at the end of the second quarter or in the third quarter of 2000, is subject to various customary closing conditions including the receipt of all required shareholder and regulatory approvals. The Company filed a Current Report on Form 8-K on February 24, 2000 reporting the execution of the Agreement, which Form 8-K included as an exhibit thereto the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Pennwood Bancorp, Inc. (the "Company") is the holding company for Pennwood Savings Bank (the "Savings Bank"). The operating results of the Savings Bank depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowed money. The Savings Bank's net income also is affected by its provision for loan losses, as well as the level of its other income, including loan fees and service charges and miscellaneous items, and its other expenses, including compensation and other employee benefits, premises and occupancy costs, federal deposit insurance premiums, data processing expense, net loss on real estate owned, legal and consulting fees and other miscellaneous expenses, and income taxes.

FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

CHANGES IN FINANCIAL CONDITION

         The Company's total assets increased by $6.1 million or 11.8% from $51.7 million at June 30, 1999 to $57.8 million at March 31, 2000. During the nine months ended March 31, 2000, the Company's investment and mortgage-backed securities (classified as available for sale) increased by $201,000 or 5.7% from $3.5 million at June 30, 1999 to $3.7 million at March 31, 2000. During such period, cash and amounts due from depository institutions increased by $546,000 or 51.8% to $1.6 million at March 31, 2000. However, money market investments (consisting of interest-bearing deposits with other financial institutions) decreased by $436,000 or 26.1% while investment and mortgage-backed securities (classified as held-to-maturity) decreased by $3,000 or 1.4% to $204,000 at March 31, 2000. The Company's net loans receivable increased $4.0 million or 9.3% from $42.7 million at June 30, 1999 to $46.7 million at March 31, 2000. This was due to an increase in single-family residential mortgage loans funded in large part by the proceeds of FHLB advances.

During the nine month period, the Company's premises and equipment increased by $1.3 million or 93.5% to $2.6 million as a result of the expansion of the Company's main office, which is scheduled for completion by the end of fiscal 2000.

         Between June 30, 1999 and March 31, 2000, the Company's total liabilities increased by $6.3 million or 14.0% from $45.1 million at June 30, 1999 to $51.4 million at March 31, 2000. Borrowed funds, consisting of FHLB advances, increased by $8.0 million or 94.9% to $16.4 million at March 31, 2000, which was partially offset by a decrease in deposit liabilities of $1.5 million or 4.2%. Shareholders' equity decreased by $246,000 or 3.7% during the nine months ended March 31, 2000, as a result of the repurchase of shares of Company common stock for a total coast of $45,000, a $76,000 market value adjustment on investments classified as available for sale, the year to date net loss of $98,000 and dividends declared of $126,000 which were partially offset by $99,000 in employee benefit plan shares earned and allocated.

RESULTS OF OPERATIONS

         NET INCOME (LOSS). The Company reported a net loss of $95,000 and $98,000 for the three months and nine months ended March 31, 2000, respectively, compared to net income of $58,000 and $253,000 during the three months and nine months ended March 31, 1999. The $153,000 decrease in net income during the three month period ended March 31, 2000 compared to the same period in the prior year was the result of a $67,000 decrease in net interest income combined with a $107,000 increase in non-interest expenses and a $33,000 increase in the loan loss provisions which were partially offset by a $2,000 increase in non-interest income and a $52,000 decrease in income taxes. The $351,000 decrease in net income during the nine month period in fiscal 2000 compared to the same period in the prior year was the result of a $144,000 decrease in net interest income, a $214,000 increase in non-interest expenses, a $8,000 decrease in non-interest income, and a $172,000 increase in loan loss provisions which were offset by a $159,000 decrease in income taxes.

         For the three months and nine months ended March 31, 2000, the Company's net interest margin decreased by 96 basis points and 75 basis points, respectively, to 3.34% and 3.60%, from 4.30% and 4.35% for the three months and nine months ended March 31, 2000 reflecting the combined effects of declines in the average yield on interest-earning assets due to declines in general market rates of interest with less rapid declines on the rates paid on deposits and the increased use of higher costing borrowings. The average yield earned on the Company's interest-earning assets decreased by 52 basis points and 48 basis points, respectively, for the three and nine month periods ended March 31, 2000 over the same periods ended March 31, 1999 while the average rate paid on the Company's interest-bearing liabilities increased by 16 basis points and 5 basis points, respectively, for the same periods ended March 31, 2000 and March 31, 1999, respectively, due primarily to the increased use of borrowings to fund its asset growth.

         NET INTEREST INCOME. Net interest income decreased by $67,000 or 13.2% and $144,000 or 9.4% during the three months and nine months ended March 31, 2000, respectively, as compared to the same periods ended March 31, 1999. These decreases were primarily attributable to 52 basis point and 48 basis point decreases in the average yield earned on interest-earning assets for the three months and nine months ended March 31, 2000, respectively, compared to the same periods in 1999 while the average rate paid on interest-bearing liabilities increased by 16 basis points and 5 basis points for the same periods ended March 31, 2000 and March 31, 1999, respectively, due to the increased use of borrowings. The decline in the yields earned reflected declines in general market interest rates experienced during the first half of fiscal 2000.

         During the three months and nine months ended March 31, 2000, total interest income increased by $48,000 or 4.9% and $96,000 or 3.2%, respectively, as compared to the same periods in 1999. The increase for the three months ended March 31, 2000 as compared to the corresponding 1999 period was primarily due to a $24,000 or 2.7% increase in interest earned on loans, a $7,000 or 140.0% increase in interest earned on federal funds and other investments and a $21,000 or 67.7% increase in interest earned on investment securities which were partially offset by a $3,000 or 12.5% decrease in interest earned on mortgage-backed securities and a $1,000 or 4.5% decrease in interest earned on money market investments. The increase for the nine months ended March 31, 2000 as compared to the same period in 1999 was primarily due to a $144,000 or 5.6% increase in interest earned on loans and a $17,000 or 113.3% increase in interest earned on federal funds and other investments which were partially offset by a $33,000 or 16.2% decrease in interest earned on investment securities, a $21,000 or 25.9% decrease in interest earned on mortgage-backed securities and an $11,000 or 15.5% decrease in interest earned on money market investments.

         During the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, the increase in interest earned on loans was due primarily to a $4.8 million or 11.5% increase in the average balance of loans outstanding, which was partially offset by a 69 basis point decrease in the average yield earned thereon. The increase in interest earned on investment securities was due primarily to a $894,000 or 29.5% increase in the average balance of investment securities and a 18 basis point increase in the average yield earned thereon, respectively, as compared to the same period in 1999. The increase in interest earned on federal funds sold and other investments was primarily due to a $483,000 or 161.0% increase in the average balance of federal funds and other investments over the same period in the prior year. The decrease in interest earned on money market investments during the three ended March 31, 2000 was primarily due to a $648,000 or 30.5% decrease in the average balance of money market investments, respectively, as compared to the same period in 1999 as the Company emphasized the origination of loans.

         During the nine months ended March 31, 2000, as compared to the same period in 1999, the increase in interest earned on loans was due primarily to a $5.5 million or 13.8% increase in the average balance of loans outstanding, which was partially offset by a 63 basis point decrease in the average yield earned thereon. The increase in interest earned on federal funds sold and other investments was primarily due to a $376,000 or 127.0% increase in the average balance of federal funds and other investments over the comparable period in 1999. The decrease in interest earned on money market investments during the nine months ended March 31, 2000 was primarily due to a $803,000 or 36.7% decrease in the average balance of money market investments, as compared to the same period in 1999 in the prior year, as the Company emphasized growth of the loan portfolio. The decrease in interest earned on investment securities was due primarily to a $664,000 or 13.8% decrease in the average balance of investment securities and a 48 basis point decrease in the average yield earned thereon, respectively, as compared to the same 1999 period. The decrease in the average yield earned on the Company's investment securities resulted from calls and maturities of higher yielding U.S. Government and agency obligations, with the proceeds being reinvested at the lower current yields available.

         During the three and nine months ended March 31, 2000, total interest expense increased by $115,000 or 24.1% and $240,000 or 16.8%, respectively, as compared to the same periods in 1999 due to a $10.3 million or 180.7% and a $7.6 million or 138.2% increase in the average balance of borrowed money which was offset by a $2.0 million or 5.5% and a $1.1 million or 3.1% decrease for the three and nine months ended March 31, 2000, respectively, in the average balance of savings deposits as compared to the same periods in 1999.

         PROVISION FOR LOAN LOSSES. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of the Company's prior loss experience, the volume and type of lending presently being conducted by the Company, past due loans, economic conditions in the Company's market area and other factors related to the collectibility of the Company's loan portfolio. During the three and nine months ended March 31, 2000, the Company established provisions for loan losses of $53,000 and $197,000, respectively, compared to $20,000 and $40,000 for the same 1999 periods in the prior year. Provisions made during the nine months ended March 31, 2000 primarily reflect charge-offs and delinquency trends of the consumer loan portfolio.

         OTHER INCOME. Total other income increased by $2,000 or 5.7% and decreased by $8,000 or 6.0% during the three and nine months ended March 31, 2000, respectively, as compared to the three and nine months ended March 31, 1999. These shifts in other income were primarily due to changes in other miscellaneous income (which consists primarily of rental income earned on real estate owned, late charges, service charges and other miscellaneous fees).

         OTHER EXPENSES. Total other expenses increased by $107,000 or 25.1% and $214,000 or 17.5% during the three and nine months ended March 31, 2000, respectively, over the comparable periods in 1999. During the three months ended March 31, 2000 as compared to the three months ending March 31, 1999, there was a $4,000 or 14.3% increase in data processing expenses, a $113,000 increase in professional fees which primarily pertain to the Agreement and related regulatory matters and a $2,000 or 200.0% increase in loss on sale of real estate which were partially offset by a $4,000 or 1.9% decrease in compensation and employee benefits, a $5,000 or 4.8% decrease in other miscellaneous expenses and a $3,000 or 60.0% decrease in federal insurance premiums. During the nine months ended March 31, 2000 as compared to the same period in the prior year, there was a $17,000 or 2.7% increase in compensation and employee benefits, a $5,000 or 1.8% increase in other miscellaneous expenses, a $20,000 or 26.3% increase in data processing expenses, a $21,000 increase in loss on real estate, a $21,000 or 11.5% increase in office occupancy expenses resulting from the expansion of the Company's main office and a $134,000 increase in professional fees for the reasons set forth above.

         PROVISION FOR INCOME TAXES. The Company experienced a decrease of $52,000 and $172,000 in income tax expense for the three and nine months ended March 31, 2000, as compared to the same periods in 1999, due primarily to the losses before income taxes incurred for the three and nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and other interest-earning assets which provide liquidity to meet lending requirements. Although the Company has been able to generate enough cash through the retail deposit market, its traditional funding source, the Company may, to the extent deemed necessary, utilize other borrowing sources, consisting primarily of advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At March 31, 2000, the Company had $16.0 million of outstanding advances from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, including money market investments and federal funds sold, and U.S. Government and agency obligation. On a longer term basis, the Company invests in various lending products and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At March 31, 2000, the total commitments outstanding (excluding undisbursed portions of loans in process) amounted to $708,000 in mortgage loans and $504,000 in unused lines of credit. At the same date, the unadvanced portion of loans in process approximated $1.7 million. Certificates of deposit scheduled to mature in three months or less at March 31, 2000, totaled $3.7 million. Management of the Company believes that the Company has adequate resources, including principal payments and prepayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

         As of March 31, 2000, the Company had regulatory capital in excess of required amounts.

YEAR 2000 COMPLIANCE

     As of the date of this filing, the Company has neither experienced any significant year 2000 problems relating to its internal or third party computer systems nor has it experienced any problems regarding the ability of commercial customers to meet their debt service obligations as a result of year 2000 issues. The Company will continue to monitor systems for problems; however, the costs related to that process are not expected to be significant.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         On February 18, 2000, the Company and Fidelity Bancorp, Inc. ("Fidelity") entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company will be acquired by Fidelity. For more information, reference is made to Note 7 of Notes to Unaudited Consolidated Financial Statements contained herein.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS

                  27       Financial Data Schedule

         b)       REPORTS ON FORM 8-K

                  Form 8-K filed on February 24, 2000 containing the Agreement and describing the terms thereof.

                                   SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PENNWOOD BANCORP, INC.



Date:  May 12, 2000                By:   /s/ Paul S. Pieffer
                                         -------------------
                                         Paul S. Pieffer, President and
                                           Chief Executive Officer


Date:  May 12, 2000                By:   /s/ James W. Kihm
                                         -----------------
                                         James W. Kihm, Vice President and
                                           Secretary